Form 10-K
period 1996-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 1996-06-27
CIK 832141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                   13-3458180
- - --------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

625 Madison Avenue, New York, New York                                10022
- - --------------------------------------                              ---------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       --------------
       Beneficial Assignment Certificates (including underlying Limited Partnership Interests)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     PART I

Item 1.       Business.

General

       Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The General Partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation.

       Liberty Associates is the Special Limited Partner in all 27 Local Partnerships, as well as a General Partner of the Partnership. Liberty Associates has certain rights and obligations in its role as Special Limited Partner, which permit this affiliate of the registrant to execute control over the management and policies of the subsidiaries.

       The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 1996, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties.

       The investment objectives of the Partnerships are to:

       1. Entitle qualified Beneficial Assignment Certificates ("BACs") holders to low-income housing Tax Credits (and to a lesser extent historic rehabilitation tax credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

       2. Preserve and protect the Partnership's capital.

       3. Participate in any capital appreciation in the value of the properties and provide distributions of sale or refinancing proceeds upon the disposition of the properties.

       4. Provide cash distributions when available from the operations of Apartment Complexes and Rehabilitations Projects.

       5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

       On July 20, 1988 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests").

       As of January 9, 1989 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $115,917,500 of gross proceeds of the Offering from 8,431 investors.

       One of the Partnership's objectives is to entitle qualified BACs holders to low-income housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Partnership ceases to meet qualification requirements , (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the credit period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

       The Tax Credits are available for a ten-year period which commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period may not be claimed by the Partnership.

       The General Partners generally require in connection with certain investments in Local Partnerships that the general partner of the local partnership undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). Generally the amounts funded pursuant to the Operating Deficit Guarantee are treated as Operating Loans do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

       The Partnership continues to meet its primary objective of generating low income housing Tax Credits to qualified BACs holders. To date none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $17,714,288, $17,203,141 and $17,203,130 in Tax Credits during the 1995, 1994 and 1993 Fiscal Years, respectively.

       The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

       As of March 31, 1996, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Competition

       The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in business which may compete with the Partnership.

Employees

       The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnerships Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").


Item 2.       Properties.

       The Partnership has acquired an interest as a limited partner in 27 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties may be found in Item 14 Schedule III.

       Except for the five limited partnerships listed below, the following is the allocation of ownership percentage for each of the lower-tier partnerships.

            General Partner                                        1%
            Special Limited Partner                                1%
            Limited Partner -
                     Liberty Tax Credit Plus II L.P.              98%


                       General         Special           Liberty Tax             *Other
                      Partner(s)   Limited Partner    Credit Plus II L.P.    Limited Partners
Concourse Artists         1%             1%                  19%                   79%
Grand Concourse           1%             1%                  19%                   79%
Robin Housing             1%             1%                  19%                   79%
Willoughby - Wyckoff      1%             1%                  19%                   79%
Penn Alto                 1%             1%               78.40%                19.60%


*  Affiliate of Liberty Tax Credit Plus II L.P. with same management

                           Local Partnership Schedule


                                                                        % of Units Occupied at May 1,
                                                                     --------------------------------------
Name and Location (Number of Units)                Date Acquired     1996     1995     1994    1993    1992
- - -------------------------------------------        -------------     ----     ----     ----    ----    ----
Polynesian Apartments Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (84)                               July 1988          94       99*      99*      0     100
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                              July 1988          96      100*     100*      0     100
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                            December 1988      99      100       99      97      98
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                               October 1988       88       93       99      96     100
Property Development Associates, L.P.
  Kansas City, MO (232)                            December 1988      98       99       97      94      78
Whittier Plaza Associates Limited Partnership
  St. Louis, MO (27)                               December 1988      81       88      100      89     100
United-Glen Arden I Limited Partnership
  Glen Arden, MD (354)                             December 1988      90       95       96      87      95
United-Glen Arden II Limited Partnership
  Glen Arden, MD (238)                             December 1988      98       98       96      94      95
Rolling Green Limited Partnership
  Chicago, IL (224)                                December 1988      87       92       91      96      86
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                                 December 1988     100      100      100     100     100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                               December 1988      97       95       97      99      97
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                                December 1988      94       94      100     100     100
Upper Fifth Avenue Residential Associates, L.P.
  New York, NY (151)                               January 1989       97       93       95      95      98
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                                January 1989      100      100       96     100     100
General Atlantic Second Avenue Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                                January 1989       94      100      100     100     100
Church Lane Associates
  Germantown, PA (40)                              February 1989      95       92       99      98     100
Campeche Isle Apartments Limited Partnership
  Galveston, TX (208)                              May 1989           65       85       97      99     100
Robin Housing Associates (a Limited Partnership)
  Bronx, NY (100)                                  November 1988      97       92       96      96      98
Concourse Artists Housing Associates
  (a Limited Partnership)
  Bronx, NY (23)                                   November 1988      96      100       98     100     100



*See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Local Partnership Schedule
                                   (Continued)


                                                                        % of Units Occupied at May 1,
                                                                     --------------------------------------
Name and Location (Number of Units)                Date Acquired     1996     1995     1994    1993    1992
- - -------------------------------------------        -------------     ----     ----     ----    ----    ----
2051 Grand Concourse Housing Associates
  (a Limited Partnership)
  Bronx, NY (63)                                   November 1988      97       98       95      96      97
Willoughby-Wyckoff Housing Associates
  (a Limited Partnership)
  Bronx, NY (68)                                   November 1988      97       88       90      85      88
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                               May 1989           91       96       98      92      94
Penn Alto Associates Limited Partnership
  Altoona, PA (150)                                June 1989          87       81       94     100      98
Gramco Development Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                                July 1989          99       93      100     100     100
Alexis Park Apartments
  A Louisiana Partnership in Commendam
  Bossier City, LA (280)                           July 1989          93       95       97      93      84
Williamsburg Residential, L.P.
  Witchita, KS (76)                                August 1989        93       91      100      98      96
Victory Apartments
  Chicago, IL (107)                                September 1989     96       98      100      98     100



       All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

       Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

       Management continuously reviews the physical state of the properties and budgets improvements when required, which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

       Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

       See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

       Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

Item 3.       Legal Proceedings.

       During 1992, the insurer of Alexis Park Apartments ("Alexis") settled a class action lawsuit filed on behalf of alleged tenants at Alexis in which the subsidiary partnership was named as a co-defendant. The suit, Ukena, et al. v. Cities Service Refinery, et al., was instituted in January 1990 in the 26th Judicial District Court, Bossier Parish, Louisiana. The settlement paid by the insurer was $25,000. The suit alleged liability for failure to warn the plaintiffs of danger and conspiring to suppress information regarding testing as well as health problems associated with the existence of certain chemical and toxic fumes and, in addition, that the defendants failed to properly advise the plaintiffs to protect them from health hazards at the property. Plaintiffs added as a part of damages "fear of exposure to deadly, dangerous and unhealthy chemicals and fumes, fear of potential physical damage, actual physical damage and inconvenience created by the need for evacuation and physical trauma, etc."

       Alexis has also been named as co-defendant in a suit for damages filed by a group comprised of former tenants and a few present tenants at the Project. The suit, Berzas, et. al. v. Oxy USA, Inc., et al., was instituted in January 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The suit alleges certain personal injuries as a result of exposure to toxic chemicals emanating from the site upon which the Apartment Complex is built. Management intends to deny all allegations stated in the complaint. Legal counsel for Alexis believes it is premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

       Alexis is named as co-defendant in another suit. The suit, Jimmy Green, et al. v. Cities Service Refinery, et al., was instituted in March 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The plaintiffs are a group of homeowners who live south of the Alexis site and are seeking damages for devaluation of their property and for alleged personal injuries suffered as a result of exposure to toxic chemicals which they claim emanated from the site of an oil refinery. Alexis is built on a portion of this site. The property upon which the plaintiffs homes are built is not within the boundaries of the oil refinery site. Legal counsel for Alexis believes it is premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

       Alexis' liability insurer, Allstate Insurance Company, has agreed to defend Alexis pursuant to a reservation of rights (the policy contains a pollution exclusion) and has filed a general denial answer on its behalf. Furthermore, since the allegations against Alexis include general negligence and intentional tort liability, the case could possibly be removed from under the pollution exclusion in the policy.

       Alexis has filed a cross claim against the former owners of the property, for judgment against them in solido, for any damages Alexis may sustain arising from the environmental problem which is the subject of the suit and also, should Alexis be cast in judgment in the main demand, then for judgment over them in cross claim in solido, for the full amount of said judgment.

       In July 1991, the former general partner received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis Park Apartments Partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis Park Apartments and the filing of its tax returns.

       The former general partner denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on the Partnership's financial statements are not determinable.

       Since it is too premature to make an evaluation of the amount or range of Alexis' potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Alexis amounting to approximately $1,016,000 at March 31, 1996.

       The Local Partnership, Metropolitan Towers Associates, L.P., is a defendant in a legal proceeding brought by one of its tenants for damages suffered by her child upon falling from her apartment's balcony. The proceedings are still in a preliminary phase but it is counsel's opinion that if any damages are awarded to the plaintiff, the same will be covered by the Local Partnership's insurance policy. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan amounting to approximately $1,471,000 at March 31, 1996.

       A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of the Local Partnership's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and is in the process of replacing such general partner. The special limited partner is presently having discussions with the bank for purposes of settling this judgement. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1995 Fiscal Year for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $568,000 at March 31, 1996. The Partnerships investment in Santa Juanita at March 31, 1996 and 1995 was approximately $568,000 and $659,000, and the minority interest balance was zero at each date. Santa Juanita's net loss amounted to approximately $90,000, $177,000 and $505,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

       Robin Housing is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $185,000 at March 31, 1996.

       In the event of a substantive violation relating to the provisions of certain agreements between Gramco Development Limited Dividend and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, a promissory note dated April 4, 1987 for $4,867,000 shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Bayamon amounting to approximately $1,506,000 at March 31, 1996.

Item 4.       Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

       The Partnership has issued and outstanding 115,917.5 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $115,917,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 115,917.5 BACs to the purchasers thereof for an aggregate purchase price of $115,917,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

       Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners plan to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

       As of March 31, 1996, the Partnership has 8,376 registered holders of an aggregate of 115,917.5 BACs.

       All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

       There are no material provisions in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") that restrict the ability of the Partnership to make distributions.

       The Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancings or sales proceeds.

Item 6.        Selected Financial Data.

       The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 20, 1988. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                            Years Ended March 31
                             -----------------------------------------------------------------------------------
OPERATIONS                         1996              1995             1994             1993             1992
- - ----------                   -------------     -------------    -------------     -------------    -------------
Revenues                     $  25,386,930     $  25,074,695    $  24,285,784     $  23,149,950    $  22,418,860

Operating expenses              32,104,631        32,087,319       30,877,046        30,757,467       31,143,563
                             -------------     -------------    -------------     -------------    -------------
Loss before minority interest
   and extraordinary items      (6,717,701)       (7,012,624)      (6,591,262)       (7,607,517)      (8,724,703)

Minority interest in loss
   of subsidiaries                 185,143           418,892          585,685         1,136,510        1,527,030
                             -------------     -------------    -------------     -------------    -------------

Loss before extraordinary
   items                        (6,532,558)       (6,593,732)      (6,005,577)       (6,471,007)      (7,197,673)

Extraordinary (loss) gain                0          (316,370)        (374,018)        3,129,416                0
                             -------------     -------------    -------------     -------------    -------------

Net loss                     $  (6,532,558)    $  (6,910,102)   $  (6,379,595)    $  (3,341,591)   $  (7,197,673)
                             =============     =============    =============     =============    =============

Per unit amounts:

Loss before extra-
   ordinary item per BAC     $      (55.79)    $      (56.31)   $      (51.29)    $      (55.27)   $      (61.47)

Extraordinary (loss) gain
   per BAC                               0             (2.70)           (3.19)            26.73                0
                             -------------     -------------    -------------     -------------    -------------
Net loss per weighted
   average BAC               $      (55.79)    $      (59.01)   $      (54.48)    $      (28.54)   $      (61.47)
                             =============     =============    =============     =============    =============


                                                                     March 31,
                             -----------------------------------------------------------------------------------
FINANCIAL POSITION                1996               1995            1994              1993             1992
- - ------------------           -------------     -------------    -------------     -------------    -------------
Total assets                 $ 212,829,666     $ 218,920,596    $ 226,067,610     $ 232,159,011    $ 239,592,587
                             =============     =============    =============     =============    =============

Total liabilities            $ 143,880,937     $ 143,305,749    $ 143,119,315     $ 142,293,804    $ 144,707,509
                             =============     =============    =============     =============    =============

Minority interest            $   3,827,457     $   3,961,017    $   4,384,363     $   4,921,680    $   6,599,960
                             =============     =============    =============     =============    =============

Total partners' capital      $  65,121,272     $  71,653,830    $  78,563,932     $  84,943,527    $  88,285,118
                             =============     =============    =============     =============    =============


       During the years ended March 31, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

       Prior to the time that all of the net proceeds had been fully invested in Local Partnerships, the Partnership's primary source of funds was from the proceeds of its public offering. During the years ended March 31, 1996, 1995 and 1994, the primary sources of liquidity included: (i) working capital reserves in the original amount of 3% of gross equity raised; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

       As of March 31, 1996, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $733,000 of the purchase price remains to be paid (of which $294,250 is held in escrow).

       The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access BACs holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any local partnership, nor that, if any property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the property is subject.

       The Partnership established a working capital reserve of approximately $3,500,000 of which approximately $3,098,000 of the initial reserve has been used as of March 31, 1996. The General Partners believe that the remaining reserves plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 1996, 1995 and 1994, respectively, amounts received from operations of the Local Partnerships were $10,592, $8,250 and $0.

       During the year ended March 31, 1996, cash and cash equivalents increased $124,347 as a result of cash provided by operating activities $2,057,742 exceeding cash used in financing activities of $427,944 (primarily repayment of mortgage notes of $1,131,988 net of an increase in due to local general partners and affiliates of $396,023) and cash used in investing activities of $1,505,451 (primarily property improvements of $1,452,484). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $8,139,580.

       The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees is approximately $11,567,000, of which an aggregage of approximately $11,273,300, $10,099,330 and $10,099,330 had expired as of March 31, 1996, 1995 and 1994, respectively. As of March 31, 1996, 1995 and 1994, respectively, approximately $4,965,000, $4,304,000 and $2,962,000, had been funded by the Local General Partners to meet such obligations. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' funding.

       The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

       HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

       Two key proposals in the ACPA could affect the Local Partnerships: (i) discontinuation of project based Section 8 subsidy payments and (ii) an attendant reduction in debt on properties that were supported by the Section 8 payments.

       The ACPA calls for a transition during which the project-based Section 8 subsidy payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

       Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

       For discussions of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

       Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

       Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

       Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its results of operations.

       The following is a summary of the results of operations of the Partnership for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994, and 1993 Fiscal Years, respectively).

       The majority of the Local Partnership's revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation, and mortgage interest.

       The net loss for the 1995, 1994 and 1993 Fiscal Years totaled $6,532,558, $6,910,102 and $6,379,595, respectively. The net loss for the 1994 and 1993 Fiscal Years includes extraordinary losses of $316,370 and $374,018, respectively. See Item 8, Note 10 - Extraordinary Items.

       The Partnership continues to meet its primary objective of generating low income housing Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $17,174,288, $17,203,130 and $17,175,785 in Tax Credits during the 1995, 1994, and 1993 Fiscal Years, respectively.

1995 vs 1994

       Rental income increased approximately $7,600 for the 1995 Fiscal Year as compared to the corresponding period in 1994 due to annual rent increases which are generally subject to HUD limitations.

       Other income increased approximately $320,000 primarily due to a settlement agreement which resulted in the return of funds allegedly distributed in an unauthorized manner by the managing agent to Bayamon's operating bank account. (See Results of Operation's of Certain Local Partnerships).

       Total expenses increased less than 1% for the 1995 Fiscal Year as compared to the corresponding period in 1994.

1994 vs 1993

       Rental income increased approximately $1,717,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. 7% of this increase is attributable to an increase in occupancy in three local partnerships, two of which suffered major damage from Hurricane Andrew in August 1992. 1% of this increase is due to annual rent increases which are generally subject to HUD limitations.

       Other income decreased approximately $928,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. Part of this decrease was due to the inclusion in other income in the 1993 Fiscal Year of approximately $600,000 in business interruption insurance proceeds resulting from damage suffered as a result of Hurricane Andrew in August 1992. Other income also decreased due to the inclusion in the 1993 Fiscal Year of approximately $359,000 as a result of the release of a Local General Partner's obligations upon withdrawal as Local General Partner under an operating deficit guarantee agreement.

       Repairs and maintenance increased approximately $490,000 for the 1994 Fiscal Year as compared to the 1993 Fiscal Year. An 8% increase is attributable to one local partnership addressing the physical needs of the property. Repairs included exterior painting and installation of new carpeting, a 2% increase is attributable to yearly routine repairs and maintenance due to the aging of the properties. The expense increase is necessary to maintain high occupancy levels.

Results of Operations of Certain Local Partnerships

Alexis Park Apartments

       During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("DEQ"). At December 31, 1995, 39 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital and the remaining units have undergone refurbishing and are currently being rented to an oil company. It is anticipated that the units will be available to the general public in the near future.

       Alexis has also been named as co-defendant in a suit for damages filed by a group comprised of former tenants and a few present tenants at the Project. The suit, Berzas, et. al. v. Oxy USA, Inc., et al., was instituted in

January 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The suit alleges certain personal injuries as a result of exposure to toxic chemicals emanating from the site upon which the Apartment Complex is built. Management intends to deny all allegations stated in the complaint. Legal counsel for Alexis believes it is premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

       Alexis is named as co-defendant in another suit. The suit, Jimmy Green, et al. v. Cities Service Refinery, et al., was instituted in March 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The plaintiffs are a group of homeowners who live south of the Alexis site and are seeking damages for devaluation of their property and for alleged personal injuries suffered as a result of exposure to toxic chemicals which they claim emanated from the site of an oil refinery. Alexis is built on a portion of this site. The property upon which the plaintiffs homes are built is not within the boundaries of the oil refinery site. Legal counsel for Alexis believes it is premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

       Alexis has filed a cross claim against the former owners of the property, for judgment against them in solido, for any damages Alexis may sustain arising from the environmental problem which is the subject of the suit and also, should Alexis be cast in judgment in the main demand, then for judgment over them in cross claim in solido, for the full amount of said judgment.

       Management of Alexis believes that the environmental issue has created a negative image for the Project. The Louisiana Department of Environmental Quality ("DEQ") has issued a statement that all occupied apartments are safe. Pursuant to an Investigative Agreement with the DEQ, additional testing of the project site and adjacent areas began June 15, 1992. The testing was overseen by the DEQ and was completed on February 10, 1995.

       The DEQ has now turned the matter over to the United States Environmental Protection Agency ("EPA") to review the testing. As of February 21, 1996, the EPA had not completed its review. If remediation of some manner is required, it could adversely affect the partnership. In summary, management is optimistic that the hazardous waste matter will be favorably resolved and that any losses from the class action lawsuit will be covered by insurance. Management believes that the investigation by the U.S. Department of Justice is unlikely to have any material financial effect on the Partnership. Management believes the Partnership has demonstrated that it has the ability to generate sufficient operating capital without the oil company's assistance. Based on these evaluations management believes that the Partnership will continue as a going concern for at least one year beyond December 31, 1995. It is too premature to make an evaluation of the amount or range of Alexis' potential loss, therefore it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Alexis amounting to approximately $1,016,000 at March 31, 1996. Management estimates that the impact of the negative publicity on occupancy may continue for awhile and believes that future levels of occupancy will depend on the final findings of the investigating parties and on future media attention. The Partnership's investment in Alexis at March 31, 1996 and 1995 was approximately $1,016,000 and $1,260,000, respectively, and the minority interest balance was approximately $5,200 and $7,700. Alexis net loss after minority interest amounted to approximately $244,000, $165,000 and $103,000, for the 1995, 1994,
and 1993 Fiscal Years respectively.

       In July of 1991 the former general partner received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis Park Apartments Partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis Park Apartments and the filing of its tax returns.

       The former general partner denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on the Partnership's financial statements are not determinable.

Whittier Plaza Associates

       The financial statements for Whitter Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that the partnership will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $42,084, $57,951 and $62,233 for the 1995, 1994 and 1993 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. A subsidiary general partner, pursuant to a development deficit guarantee agreement, has advanced $54,234 and $19,698 in the 1995 and 1994 Fiscal Years, respectively, and $238,908 since 1988 to fund operating cash shortfalls. In addition, the subsidiary partnership's management company, an affiliate of the local general partner, has deferred receipt of various fees since 1991 totalling $36,365. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier was reduced to zero as a result of prior years' losses. The minority interest balance was $0 for each of the 1995, 1994, and 1993 Fiscal Years. Whittier's net loss amounted to approximately $42,000, $58,000 and $62,000 for the 1995, 1994 and 1993 Fiscal Years.

Gramco Development Limited Dividend

       The Office of the Inspector General ("OIG") conducted an audit of the construction costs of the Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") to ascertain compliance with federal government regulations. The report on such audit recommended the repayment of $2,006,118 of Housing Development Assistance Grant ("HODAG") funds provided by the U.S. Department of Housing and Urban Development ("HUD") through the Municipality of Bayamon (the "Municipality"). The report also recommended the return of $341,667 to Bayamon's operating account, allegedly distributed in an unauthorized manner. In May 1995, the Partnership, OIG, HUD, the Municipality, the general contractor (a related company of Bayamon), the Local Partnerships general partner, the management agent, and the officers and directors of the related companies executed a settlement agreement. As a result of this agreement, the management agent assumed the liability and reimbursed $600,000 to the Municipality of Bayamon corresponding to HODAG funds and $341,667 to the project's general operating account which is included in other income for the 1995 Fiscal Year. The parties fully released one and the other from any further claim and any/all causes of action in connection with the OIG audit.

       In the event of a substantive violation relating to the provisions of certain agreements Bayamon and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, a promissory note dated April 4, 1987 for $4,867,000 shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Bayamon at March 31, 1996 and March 31, 1995 was approximately $1,506,000 and $1,429,000 and the minority interest balance was approximately $427,000 for each of the years. Bayamon's net income (loss) after minority interest amounted to approximately, $77,000, ($252,000), and ($492,000) for the 1995, 1994, and 1993 Fiscal Years, respectively.

Santa Juanita II Limited Partnership

       A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of the Local Partnership's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and is in the process of replacing such general partner. The special limited partner is presently having discussions with the bank for purposes of settling this judgement. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1995 Fiscal Year for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $568,000 at March 31, 1996. The Partnerships investment in Santa

Juanita at March 31, 1996 and 1995 was approximately $568,000 and $659,000, and the minority interest balance was zero at each date. Santa Juanita's net loss amounted to approximately $90,000, $177,000 and $505,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

Campeche Isle Apartments, L.P.

       Campeche Isle Apartments, L.P. ("Campeche") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") during March 1996. Although current on its debt service up to and including the January 1, 1996 payment, the property was unable to fully fund all operating expenses plus debt service following a 1% increase in the interest rate on the property's mortgage in June of 1994. Debt service had been kept current through advances by the subsidiary partnership general partner, RCC Pineview, Inc., and the Partnership totaling $286,050 as of December 31, 1995. In addition, Campeche has not paid its managing agent in excess of $100,000 of management fees.

       In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, the Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche has presented a Plan of Reorganization to the Bankruptcy Court and the property is being operated under a Cash Collateral order issued by the Court. The Partnerships investment in Campeche at March 31, 1996 and 1995 was approximately $788,000 and $1,122,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss amounted to approximately $334,000, $251,000 and $312,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

Other

       The Partnership's investment, as a limited partner in the subsidiary partnerships, is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

       There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low- and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

       The subsidiary partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 8.       Financial Statements and Supplementary Data.

                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.        Consolidated Financial Statements

              Independent Auditors' Report                                18

              Consolidated Balance Sheets at March 31, 1996 and 1995      80

              Consolidated Statements of Operations for the Years
              Ended March 31, 1996, 1995 and 1994                         81

              Consolidated Statements of Changes in Partners'
              Capital for the Years Ended March 31, 1996,
              1995 and 1994                                               82

              Consolidated Statements of Cash Flows for the Years
              Ended March 31, 1996, 1995 and 1994                         83

              Notes to Consolidated Financial Statements                  86

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG,LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. (a Delaware Limited Partnership) and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended March 31, 1996, 1995 and 1994, (the 1995, 1994 and 1993 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (1995, 1994, and 1993 Fiscal Years) subsidiary partnerships whose losses aggregated $6,098,858, $6,767,457, and $6,710,936 for the 1995,
1994 and 1993 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 1996 and 1995, presented in the accompanying consolidated financial statements. The financial statements for 26 (1995 Fiscal Year) and 27 (1994 and 1993 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subisdiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one of these subsidiary partnerships for the 1995 Fiscal Year were unaudited.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended March 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of two of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1995 Fiscal Year for one of these subsidiary partnerships were not audited. The three subsidiary partnerships' net losses aggregated $378,960 (Fiscal 1995), $402,565 (Fiscal
1994) and $671,329 (Fiscal 1993) and their assets aggregated $11,460,954 and $11,918,459 at March 31, 1996 and 1995, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 4, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-152

We have audited the accompanying statements of financial condition of Polynesian Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd., (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. Frishkoff & Company
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-152

We have audited the accompanying statements of financial condition of Polynesian Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd., (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/ L. H. Frishkoff & Company
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 20, 1995

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Seagrape Village Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-151

We have audited the accompanying statements of financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   /s/ L. H. Frishkoff & Company
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Seagrape Village Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-151

We have audited the accompanying statements of financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   /s/ L. H. Frishkoff & Company
                                                       L. H. FRISHKOFF & COMPANY

New York, New York
January 20, 1995

                       [JOSE E. ROSARIO & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, L.P. as of December 31, 1995 and 1994 and the related statements of operations and changes in partners' capital and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amount of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metropolitan Towers Associates, L.P. as of December 31, 1995 and 1994, the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ Jose E. Rosario
                                                        JOSE E. ROSARIO & CO.
                                                        License No. 961
                                                        Expires December 1, 1998

January 23, 1996

Stamp No. 1336625 of the Puerto
Rico College of CPAs was
affixed to the original.

                       [JOSE E. ROSARIO & CO. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, L.P. as of December 31, 1994 and 1993 and the related statements of operations and changes in partners' capital and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amount of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metropolitan Towers Associates, L.P. as of December 31, 1994 and 1993, the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ Jose E. Rosario
                                                        JOSE E. ROSARIO & CO.
                                                        License No. 961
                                                        Expires December 1, 1995

February 10, 1995

[AUDITOR'S SEAL #1274981]

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]

                          Independent Auditors' Report

Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., a limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP
January 24, 1996

                   [RUBIN, BROWN, GORNSTEIN & CO. LETTERHEAD]

                          Independent Auditors' Report

Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., a limited partnership, as of December 31, 1994 and 1993 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                               /s/ Rubin, Brown, Gornstein & Co.

January 30, 1995

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]

                          Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P., as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

January 22, 1996

                   [RUBIN, BROWN, GORNSTEIN & CO. LETTERHEAD]

                          Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 1994 and 1993 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P., as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              /s/ Rubin, Brown, Gornstein & Co.

January 20, 1995

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]

                          Independent Auditors' Report

Partners
Whittier Plaza Associates Limited
  Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, a limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has sustained recurring losses from operations, excessive vacancies, as well as required continual general partner funding of deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

February 1, 1996

                   [RUBIN, BROWN, GORNSTEIN & CO. LETTERHEAD]

                          Independent Auditors' Report

Partners
Whittier Plaza Associates Limited
  Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, a limited partnership, as of December 31, 1994 and 1993 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has sustained recurring losses from operations, increased vacancies, as well as required continual general partner funding of deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Rubin, Brown, Gornstein & Co.

January 30, 1995

                    [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1995, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1995, and results of its operations and its cash flows for the year then ended in conformity with generally accented accounting principles.

                                                /s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1996

                   [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1994, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1994, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1995

                   [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1993, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the principal statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1993, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1994

                   [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1996

                   [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1994, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1994, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1995

                    [HABIF, AROGETI & WYNNE, P.C. LETTERHEAD]

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1993, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1993, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1994

         [SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
North Chicago, Illinois

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1995 and 1994 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.

January 26, 1996

                  [SOLOMON, BERKSON & BAERSON, LTD. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Parnters
ROLLING GREEN LIMITED PARTNERSHIP
North Chicago, Illinois

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1994 and 1993 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Berkson & Baerson, Ltd.

January 27, 1995

                   [VELEZ, SEMPRIT, NIEVES & CO. LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Santa Juanita II Limited Dividend Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Santa Juanita II Limited Dividend Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Dividend Partnership Development as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ Velez, Semprit, Nieves & Co.

January 27, 1995

Stamp number 1282940 was
affixed to the original of this
report.

                  [GROSSMAN, TUCHMAN AND SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Spring Creek
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 29, 1996

                     [GROSSMAN, TUCHMAN AND SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Spring Creek
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                                    /s/ Grossman, Tuchman & Shah

New York, N.Y.
January 20, 1995

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five
  Associates, L.P.
New York. New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income
(loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
February 7, 1996

                      [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five
  Associates, L.P.
New York. New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income
(loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                                    /s/ Grossman, Tuchman & Shah

New York, N.Y.
January 31, 1995

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                              /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
February 1, 1996

                      [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                                    /s/ Grossman, Tuchman & Shah

New York, N.Y.
January 31, 1995

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 29, 1996

                      [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                                    /s/ Grossman, Tuchman & Shah

New York, N.Y.
January 18, 1995

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
February 7, 1996

                      [GROSSMAN, TUCHMAN & SHAH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                                    /s/ Grossman, Tuchman & Shah

New York, N.Y.
January 23, 1995

                      [J.H. WILLIAMS & CO., LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Church Lane Associates (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ J.H. Williams & Co., LLP

Kingston, Pennsylvania
February 9, 1996

                        [J.H. WILLIAMS & CO. LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Church Lane Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those atandards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a teat basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co.

Kingston, Pennsylvania
February 13, 1995

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
  Limited Partnership

     We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 29, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
  Limited Partnership

     We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with qenerally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 1, 1995

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
  Limited Partnership

     We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, l993, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1993, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 4, 1994

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants. P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1995

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 29, 1996

                     [MARDEN, HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1995

                     [MARDEN HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 29, 1996

                     [MARDEN HARRISON & KREUTER LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants. P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 31, 1995

                             [WOLFE NILGES NAHORSKI]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, l995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/ Wolfe Nilges Nahorski

                                                    A Professional Corporation
                                                   Certified Public Accountants

February 6, 1996

                             [WOLFE NILGES NAHORSKI]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 1994 and 1993, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/ Wolfe Nilges Nahorski

                                                    A Professional Corporation
                                                    Certified Public Accountants


February 7, 1995

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

     We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1995 and 1994 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Mechanicsburg, Pennsylvania                         /s/ Hamilton & Musser
February 26, 1996                                   Certified Public Accountants

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

     We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1994 and 1993 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Mechanicsburg, Pennsylvania                         /s/ Hamilton & Musser
February 22, 1996                                   Certified Public Accountants

                   [VELEZ, SEMPRIT, NIEVES & CO. LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Gramco Development Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/ Velez Semprit Nieves & Co.

March 11, 1996

Stamp number 1340376 was
affixed to the original of this
report.

                   [VELEZ, SEMPRIT, NIEVES & CO. LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the Office of the Inspector General (OIG) conducted an audit of the construction costs of the Bayamon Country Club project to ascertain compliance with Federal Government regulations. A report on such audit was issued on August 6, 1992 recommending the repayment of $2,006,118 of Housing Development Grant (HDG) funds and the return of $341,667 to the Project's operating account, allegedly distributed in an unauthorized manner. The Partnership's management has provided subsequently additional documentation to the Office of the Inspector General and the HUD Area and Regional Offices. HUD and the Partnership are in the process of executing a settlement agreement. As a result of this agreement, the Partnership and its general partner will have to reimburse $600,000 to the governmental entities and $341,667 will have to be reimbursed to the general operating bank account of the Partnership's project for the parties fully release one and the other from any further claim and any/all causes of action in connection with the OIG audit. The Partnership's management agent has agreed to assume the payment of said amounts. Accordingly, no provision for any liability in connection with the settlement agreement has been made in the accompanying financial statements.

                                                /s/ Velez Semprit Nieves & Co.
April 27, 1995

Stamp number 1282941 was
affixed to the original of this
report.

                      [COLE, EVANS & PETERSON LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments,
  A Louisiana Partnership In Commendam
Bossier City, Louisiana

   We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1995 and December 31, 1994 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As mentioned in Note 12 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste, related lawsuits, and an unrelated investigation by the U.S. Department of Justice, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regards to these matters are also mentioned in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                      /s/ Cole, Evans & Peterson
                                                          Cole, Evans & Peterson

                            [COLE, EVANS & PETERSON]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments,
  A Louisiana Partnership In Commendam
Bossier City, Louisiana

   We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1994 and December 31, 1993 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As mentioned in Note 11 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste, related lawsuits, and an unrelated investigation by the U.S. Department of Justice, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regards to these matters are also mentioned in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                      /s/ Cole, Evans & Peterson
                                                          Cole, Evans & Peterson

                         [CHESSER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential, L.P.
Wichita, Kansas

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Chesser & Company

February 14, 1995

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996, on our consideration of the Partnership's internal control structure and a report dated January 30, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Philip Rootberg & Company, LLP

January 30, 1996

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Philip Rootberg & Company, LLP

January 27, 1995

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                 March 31
                                                                      ------------------------------
                                                                          1996              1995
                                                                      ------------      ------------

                                      ASSETS

Property and equipment, at cost, less accumulated
   depreciation (Notes 2, 4  and 7)                                   $192,479,831      $198,974,458
Cash and cash equivalents (Notes 2 and 11)                               4,498,565         4,374,218
Cash held in escrow (Notes 2 and 5)                                      6,382,851         6,193,946
Deferred costs - less accumulated amortization (Notes 2 and 6)           4,479,818         4,544,175
Other assets                                                             4,988,601         4,833,799
                                                                      ------------      ------------
   Total assets                                                       $212,829,666      $218,920,596
                                                                      ============      ============


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Mortgage notes payable (Note 7)                                    $119,895,307      $120,866,090
   Accounts payable and other liabilities (Note 11)                      8,477,781         8,053,691
   Due to  local general partners and affiliates (Note 8)               10,632,221        10,074,267
   Due to general partners and affiliates (Note 8)                       1,216,964           714,451
   Due to selling partners                                               3,658,664         3,597,250
                                                                      ------------      ------------
                                                                       143,880,937       143,305,749
                                                                      ------------      ------------
Minority interests (Note 2)                                              3,827,457         3,961,017
                                                                      ------------      ------------
Commitments and contingencies (Notes 8 and 11)
Partners' capital
   Limited partners (200,000 BACs authorized; 115,917.5
     issued and outstanding) (Note 1)                                   65,500,743        71,967,975
   General partners                                                       (379,471)         (314,145)
                                                                      ------------      ------------
   Total partners' capital                                              65,121,272        71,653,830
                                                                      ------------      ------------
   Total liabilities and partners' capital                            $212,829,666      $218,920,596
                                                                      ============      ============



See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended March 31
                                                              ----------------------------------------------
                                                                 1996              1995             1994
                                                              -----------      ------------      -----------
Revenues
   Rental income                                              $24,287,772      $24,295,353       $22,578,106
   Other (Note 11)                                              1,099,158          779,342         1,707,678
                                                              -----------      -----------       -----------
                                                               25,386,930       25,074,695        24,285,784
                                                              -----------      -----------       -----------
Expenses
   General and administrative                                   4,777,882        4,788,987         4,294,081
   General and administrative-related parties (Note 8)          1,051,462        1,112,005         1,222,849
   Repairs and maintenance                                      4,318,297        4,020,852         3,531,160
   Operating and other                                          2,838,531        3,028,546         3,277,986
   Real estate taxes                                            1,042,652        1,063,983         1,028,607
   Insurance                                                    1,437,302        1,339,173         1,214,449
   Financial, primarily interest                                8,498,925        8,364,351         8,065,891
   Depreciation and amortization                                8,139,580        8,369,422         8,242,023
                                                              -----------      -----------       -----------
                                                               32,104,631       32,087,319        30,877,046

Loss before minority interest and extraordinary items          (6,717,701)      (7,012,624)       (6,591,262)

Minority interest in loss of subsidiaries                         185,143          418,892           585,685
                                                              -----------      -----------       -----------

Loss before extraordinary item                                 (6,532,558)      (6,593,732)       (6,005,577)

Extraordinary loss (Note 10)                                            0         (316,370)         (374,018)
                                                              -----------      -----------       -----------
Net loss                                                      $(6,532,558)     $(6,910,102)      $(6,379,595)
                                                              ===========      ===========       ===========
Loss before extraordinary item - limited partners             $(6,467,232)     $(6,527,795)      $(5,945,521)

Extraordinary item - limited partners                                   0         (313,206)         (370,278)
                                                              -----------      -----------       -----------
Net loss - limited partners                                   $(6,467,232)     $(6,841,001)      $(6,315,799)
                                                              ===========      ===========       ===========
Number of BACs outstanding                                      115,917.5        115,917.5         115,917.5
                                                              ===========      ============      ===========
Per BAC:
   Loss before extraordinary item                             $    (55.79)     $    (56.31)      $    (51.29)
   Extraordinary loss                                                   0            (2.70)            (3.19)
                                                              -----------      -----------       -----------
Net loss per BAC                                              $    (55.79)     $    (59.01)      $    (54.48)
                                                              ===========      ===========       ===========


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL





                                                           Total      Limited Partners    General Partners
                                                        -----------   ----------------    ----------------
Partners' capital - April 1, 1993                        84,943,527       85,124,775          (181,248)

Net loss                                                 (6,379,595)      (6,315,799)          (63,796)
                                                        -----------      -----------         ---------

Partners' capital - March 31, 1994                       78,563,932       78,808,976          (245,044)

Net loss                                                 (6,910,102)      (6,841,001)          (69,101)
                                                        -----------      -----------         ---------

Partners' capital - March 31, 1995                       71,653,830       71,967,975          (314,145)

Net loss                                                 (6,532,558)      (6,467,232)          (65,326)
                                                        -----------      -----------         ---------

Partners' capital - March 31, 1996                      $65,121,272      $65,500,743         $(379,471)
                                                        ===========      ===========         =========


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                           Year Ended March 31
                                                              ----------------------------------------------
                                                                  1996             1995              1994
                                                              -----------      -----------       -----------
Cash flows from operating activities:
   Net loss                                                   $(6,532,558)     $(6,910,102)      $(6,379,595)
                                                              -----------      -----------       -----------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:

     Extraordinary loss (Note 10)                                       0          316,370           374,018
     Present value of legal settlement (Note 11)                        0          363,149                 0
     Depreciation and amortization                              8,139,580        8,369,422         8,242,023
     Minority interest in loss of subsidiaries                   (185,143)        (418,892)         (585,685)
   (Increase) decrease in assets
     Cash held in escrow                                         (135,938)        (519,316)          103,200
     Deferred costs                                                     0           (5,000)                0
     Other assets                                                (154,802)        (538,766)          (83,544)
   (Decrease) increase in liabilities
     Accounts payable and other liabilities                       424,090       (1,534,982)          847,415
     Due to general partners and affiliates                       502,513          329,411           274,901
                                                              -----------      -----------       -----------

   Total adjustments                                            8,590,300        6,361,396         9,172,328
                                                              -----------      -----------       -----------

   Net cash provided by (used in) operating activities          2,057,742         (548,706)        2,792,733
                                                              -----------      -----------       -----------

Cash flows from investing activities:
   Acquisitions of property and equipment, net                 (1,452,484)        (247,296)       (8,031,400)
   Increase in cash held in escrow                                (52,967)        (540,012)         (326,505)
   Utilization of cash held in escrow for construction
     in progress and property and equipment                             0                0         5,171,049
   Proceeds from insurance claim                                        0                0         2,270,253
                                                              -----------      -----------       -----------

   Net cash used in investing activities                       (1,505,451)        (787,308)         (916,603)
                                                              -----------      -----------       -----------

Net cash provided by (used in) operating and
   investing activities, carried forward                          552,291       (1,336,014)        1,876,130


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)



                                                                            Year Ended March 31
                                                              ----------------------------------------------
                                                                  1996             1995              1994
                                                              -----------      -----------       -----------
Net cash provided by (used in) operating and
   investing activities, brought forward                      $   552,291      $(1,336,014)      $ 1,876,130
                                                              -----------      -----------       -----------
Cash flows from financing activities:
   Increase in deferred costs                                    (128,112)         (94,190)         (142,191)
   Proceeds from refinancing of mortgage notes                          0        2,920,000         4,800,000
   Repayments of mortgage notes                                (1,131,988)      (3,975,877)       (6,344,628)
   Increase in due to local general partners
     and affiliates                                             1,115,182        2,153,869         1,189,573
   Decrease in due to local general partners
     and affiliates                                              (396,023)        (455,588)         (564,109)
   Increase in due to selling partners                             61,414           56,858            52,687
   Increase (decrease) in capitalization of consolidated
     subsidiaries attributable to minority interest                51,583           (4,454)           48,368
                                                              -----------      -----------       -----------

   Net cash  (used in) provided by financing activities          (427,944)         600,618          (865,602)
                                                              -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents              124,347         (735,396)        1,010,528

Cash and cash equivalents at beginning of year                  4,374,218        5,109,614         4,099,086
                                                              -----------      -----------       -----------

Cash and cash equivalents at end of year                      $ 4,498,565      $ 4,374,218       $ 5,109,614
                                                              ===========      ===========       ===========


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)


                                                                           Year Ended March 31
                                                               ---------------------------------------------
                                                                  1996             1995              1994
                                                               ----------       ----------        ----------
Supplemental disclosure of cash flows information:

   Cash paid during the year for interest                      $7,600,270       $7,553,865        $7,567,412

Supplemental disclosures of noncash investing and financing activities:

   Proceeds from mortgage notes used to reduce due to
     local general partners and affiliates                     $  161,205       $        0        $        0
   Increase in accounts payable and other liabilities
        from present value of legal settlement                          0          363,149                 0
   Mortgage principal payments and funding of
        reserve for replacements made by the subsidiary
        general partner on the subsidiary's behalf                      0           74,621            39,919
   Construction in progress reclassified to property
     and equipment                                                      0                0           669,662
     Interest payable - local general partners and affiliates           0          316,370           518,298
   Fees payable to local general partners and affiliates
     previously capitalized as property and equipment written
     off as payment period lapsed                                       0                0            47,349

See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 1  -     General

              Liberty Tax Credit Plus II L.P., (a Delaware limited partnership) (the "Partnership") was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

              The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships"), owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership.

              The Partnership has acquired interests in 27 Local Partnerships as of March 31, 1996, and does not anticipate making any additional investments.

              The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs"), of which 120,000 have been registered with the Securities and Exchange Commission for sale to the public. The public offering was completed on January 9, 1989 with a total of 115,917.5 BACs sold and $115,917,500 of proceeds received by the Partnership.

              The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2  -     Summary of Significant Accounting Policies

              a)  Basis of Consolidation

                  The consolidated financial statements include the accounts of the Partnership and 27 subsidiary partnerships in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

                  The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

                  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                  Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $532,000, $274,950 and $241,004 for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years), respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnerships's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

              b)  Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

              c)  Property and Equipment

                  Property and equipment are carried at the lower of depreciated cost of estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit of loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              d)  Organization and Offering Costs

                  Costs incurred to organize the Partnership, including but not limited to legal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

              e)  Income Taxes

                  The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

              f)  Loss Contingencies

                  The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates a potential environmental liability independently from any potential claim for recovery.

              g)  Use of Estimates

                  The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

              h)  Accounting Pronouncements Not Yet Implemented

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

                  Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

              i) Certain reclassifications have been made to the Fiscal 1994 and Fiscal 1993 Financial Statements to confirm with the Fiscal 1995 Financial Statement presentation. Such reclassifications had no effect on net loss as previously reported.


NOTE 3  -     Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

              Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

              The carrying amount approximates fair value.

              Mortgage Notes Payable

              The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

              The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                   March 31, 1996               March 31, 1995
                                        ------------------------------   --------------------------
                                            Carrying                       Carrying
                                             Amount        Fair Value       Amount       Fair Value
                                        ---------------   ------------   ------------   ------------
Mortgage Notes Payable for which it is:
  Practicable to estimate fair value      $  9,206,333    $8,160,232      $9,367,761   $  8,564,599
  Not Practicable                          110,688,974            (a)    111,498,329            (a)

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 3  -     Fair Value of Financial Instruments (continued)

              (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

                     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4  -     Property and Equipment

              The components of property and equipment are as follows:

                                                                March 31
                                                     -----------------------------      Estimated Useful
                                                         1996             1995            Lives (Years)
                                                     ------------     ------------      ----------------

              Land                                   $ 14,537,850     $ 14,537,850              -
              Building and improvements               221,514,496      220,193,762           15 to 40
              Other                                     5,171,243        5,044,028            5 to 15
                                                     ------------     ------------
                                                      241,223,589      239,775,640
              Less:  Accumulated depreciation         (48,743,758)     (40,801,182)
                                                     ------------     ------------

                                                     $192,479,831     $198,974,458
                                                     ============     ============


              Included in property and equipment is $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 1996 and 1995. In addition, as of March 31, 1996 and 1995, buildings and improvements include $7,015,991 of capitalized interest.

              Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $7,947,111, $7,954,255 and $7,698,919, respectively.

              In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of property and equipment.


NOTE 5  -     Cash Held in Escrow

              Cash held in escrow is restricted and consists of the following:

                                                       March 31
                                               -----------------------
                                                   1996        1995
                                               ----------   ----------
Purchase price payments                        $  294,250   $  294,250
Real estate taxes, insurance, reconstruction
  and other                                     2,985,222    2,854,650
Reserve for replacements                        2,248,958    2,195,991
Tenant security deposits                          854,421      849,055
                                               ----------   ----------
                                               $6,382,851   $6,193,946
                                               ==========   ==========

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 6  -     Deferred Costs

              The components of other deferred costs and their periods of amortization are as follows:

                                          March 31
                                 ---------------------------
                                      1996         1995              Period
                                 ----------       ----------     -------------
Financing expenses               $4,805,499      $ 4,859,548              *
Organization expenses             1,834,552        1,897,184       60 months
Other                               717,628          717,628        Various
                                 ----------      -----------
                                  7,357,67         7,474,360
Less:  Accumulated amortization  (2,877,861)      (2,930,185)
                                 ----------       ----------
                                 $4,479,818       $4,544,175
                                 ==========       ==========

              *Over the life of the respective related mortgages.

              Amortization expense for the years ended March 31, 1996, 1995 and 1994 amounted to $192,469, $415,167 and $543,104, respectively. During the year ended March 31, 1996, fully amortized deferred costs amounting to $244,793 were written off.


NOTE 7  -     Mortgage Notes Payable

              The mortgage notes are payable in aggregate monthly installments of approximately $719,000, including principal and interest at rates varying from 0% to 15% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

              Annual principal payment requirements for each of the next five fiscal years are as follows:

                           Fiscal Year      Amount
                           -----------  ------------
                           1996         $  1,957,990
                           1997            1,445,391
                           1998            1,548,817
                           1999            1,642,532
                           2000            1,746,043
                           Thereafter    111,554,534
                                         -----------
                                        $119,895,307
                                        ============

              One subsidiary partnership United Glen Arden II Limited Partnership holds a mortgage note which is eligible for an interest reduction subsidy under Section 236 of the National Housing Act. At December 31, 1995, said note, which bears interest at 7.5% per annum, has a balance of $2,833,801.

              During the 1994 Fiscal Year, Penn Alto restructured its debt and reduced its monthly mortgage payments as a result of the general partner advancing $1,800,000 to the subsidiary partnership as a voluntary loan and would receive priority payment pursuant to Penn Alto's partnership agreement. The special limited partner of Penn Alto has not approved this debt restructuring.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 8  -     Related Party Transactions

              A)  Related Party Fees

                  One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

                  The general partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1996, 1995 and 1994 are as follows:

                                           Year Ended March 31,
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Partnership management fees (a)   $  299,000   $  293,000   $  290,000
Expense reimbursement (b)             89,987       88,719      150,539
Property management fees (c)         613,475      697,786      743,310
Local administrative fee (d)          49,000       32,500       39,000
                                  ----------   ----------   ----------
                                  $1,051,462   $1,112,005   $1,222,849
                                  ==========   ==========   ==========

                  (a) The general partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the general partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $882,000 and $583,000 were accrued and unpaid as of March 31, 1996 and March 31, 1995, respectively.

                  (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

                  (c) Property management fees incurred by subsidiary partnerships amounted to $1,478,178, $1,456,512 and $1,427,945 for the 1995,
1994 and 1993 Fiscal Years, respectively. Of these fees $613,475, $697,786 and $743,310 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $77,325, $127,061 and $119,344, respectively, which were also incurred to affiliates of the Partnership.

                  (d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                  Liberty Associates II L.P., has a .01% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $142, $166 and $376 during the 1996, 1995 and 1994 Fiscal Years, respectively.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 8  -     Related Party Transactions

              A)  Related Party Fees
                  Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates II received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

                  (e) Due to Local General Partners and affiliates at March 31, 1996 and 1995 consists of the following:

                                                     1996               1995
                                                  -----------       -----------
                  Operating advances              $ 2,116,729       $ 1,970,856
                  Development fee payable           2,610,081         2,507,024
                  Operating deficit advances        3,736,146         3,319,827
                  Management and other fees           719,566           959,140
                  Interest (Note 11)                  247,158           114,879
                  Long term notes payable (f)       1,202,541         1,202,541
                                                  -----------       -----------
                                                  $10,632,221       $10,074,267
                                                  ===========       ===========
                  (f)   Long term notes payable consist of the following:

                  Polynesian                      $   316,370       $   316,370
                  ----------
                  This promissory note bears interest at 11% with a maturity date of June 1, 2003 (Note 10). Interest expense of $34,800 and $17,400 was incurred for March 31, 1996 and 1995, respectively.


                  Seagrape                            886,171           886,171
                  --------                            -------           -------
                  This promissory note bears interest at 11% with a maturity date of July 1, 2002 (Note 10). Interest expense of $97,479 was incurred for March 31, 1996 and 1995, respectively.
                                                  $ 1,202,541       $ 1,202,541
                                                  ===========       ===========
              B)  Guarantees

                  The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregates approximately $11,567,000, of which $11,273,300, $10,099,330 and $10,099,330 had expired as of March 31, 1996, 1995, and 1994, respectively. As of March 31, 1996, 1995, and 1994, respectively, approximately $4,965,000, $4,304,000 and $2,962,000, respectively had been funded by the Local General Partners to meet such obligations. Of the total amount funded through March 31, 1996, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Related Companies, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $3,736,146 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow.

                  The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 9  -     Income Taxes

              A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                          Year Ended December 31
                                                             -----------------------------------------------
                                                                 1995             1994              1993
                                                             ------------     ------------      ------------
Financial statement
Net loss                                                     $ (6,532,558)    $ (6,910,102)     $ (6,379,595)

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                             (59,193)         218,609          (192,626)

Difference between depreciation and amortization
   expense recorded for financial reporting purposes
   and the accelerated cost recovery system utilized
   for income tax purposes                                     (1,980,066)      (1,995,644)       (2,018,495)

Difference between extraordinary gain recorded
   for financial reporting purposes
   and for income tax purposes                                          0                0           144,280

Non-deductible litigation settlement (Note 11a)                   (18,800)         359,244                 0

Other                                                             737,898          444,903           639,472
                                                             ------------     ------------      ------------
Net loss as shown on the income tax return for the
   calendar year ended                                       $ (7,852,719)    $ (7,882,990)     $ (7,806,964)
                                                             =============    =============     =============


NOTE 10 -     Extraordinary Items

              During the 1993 Fiscal Year, Polynesian and Seagrape received additional insurance proceeds from damage from Hurricane Andrew, resulting in an extraordinary gain for financial statement purposes of $144,280. In addition, $784,088 of business interruption insurance is included in other income in the 1993 Fiscal Year.

              On December 22, 1993, Seagrape refinanced its mortgage with another financial institution in the principal amount of $4,800,000 with a maturity date of December 21, 2005. Proceeds from the savings of interest expense due to positive amortization became payable to the principals of the general partner, as stated in the Partnership Agreement. For the 1993 Fiscal Year, the amount of $518,298 is shown as an extraordinary loss in the financial statements.

              On June 3, 1994, Polynesian refinanced its mortgage note. The original mortgage loan amortized over a thirty-year period assuming an eleven percent payrate on the outstanding principal balance. Interest accrued at two and three quarters percent above a specified index. At December 31, 1993, the interest rate was 6%. To the extent that the monthly payments exceeded the applicable interest rate, such excess payments (positive amortization) were

                        LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 10 -     Extraordinary Items (continued)

to be treated as voluntary prepayments of the outstanding principal balance. Proceeds from the savings of interest expense due to positive amortization became payable to the principals of the General Partner, as stated in the partnership agreement. For the 1994 Fiscal Year, the amount of $316,370 is shown as an extraordinary loss in the financial statements.


NOTE 11 -     Commitments and Contingencies

         a) Subsidiary Partnerships - Going Concern

         The auditors for two subsidiary Partnerships, Whittier Plaza Associates Limited Partnership and Alexis Park Apartments, modified their reports on the 1995 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

         Whittier Plaza Associates Limited Partnership

         The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that the partnership will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $42,084, $57,951 and $62,233, in 1995, 1994, and 1993 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. A subsidiary general partner, pursuant to a development deficit guarantee agreement, has advanced $54,234 and $19,698 in 1995 and 1994 Fiscal Years, respectively, and $238,908 since 1988 to fund operating cash shortfalls. In addition, the subsidiary partnership's management company, an affiliate of the local general partner, has deferred receipt of various fees since 1991 totalling $36,365. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier was reduced to zero as a result of prior years' losses. The minority interest balance was $0 for each of the 1995, 1994, and 1993 Fiscal Years. Whittier's net loss amounted to approximately $42,000, $58,000 and $62,000 for the 1995, 1994 and 1993 Fiscal Years.

         Alexis Park Apartments

         During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("DEQ"). At December 31, 1995, 39 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospitals, the remaining 8 units have undergone refurbishing and are currently being rented to an oil company. It is anticipated that the units will be available to the general public in the near future.

         Alexis has also been named as co-defendant in a suit for damages filed by a group comprised of former tenants and a few present tenants at the Project. The suit, Berzas, et. al. v. Oxy USA, Inc., et al., was instituted in January 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The suit alleges certain personal injuries as a result of exposure to toxic chemicals emanating from the site upon which the Apartment Complex is built. Management intends to deny all allegations stated in the complaint. Legal counsel for Alexis believes it is

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 11 - Commitments and Contingencies (Continued)

         a) Subsidiary Partnerships - Going Concern (Continued)

premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

         Alexis is named as co-defendant in another suit. The suit, Jimmy Green, et al. v. Cities Service Refinery, et al., was instituted in March 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The plaintiffs are a group of homeowners who live south of the Alexis site and are seeking damages for devaluation of their property and for alleged personal injuries suffered as a result of exposure to toxic chemicals which they claim emanated from the site of an oil refinery. Alexis is built on a portion of this site. The property upon which the plaintiff's homes are built is not within the boundaries of the oil refinery site. Legal counsel for Alexis believes it is premature at this time to make an evaluation of the amount or range of Alexis' potential loss. Legal counsel for Alexis does not believe the plaintiffs will prevail.

         Alexis has filed a cross claim against the former owners of the property, for judgment against them in solido, for any damages Alexis may sustain arising from the environmental problem which is the subject of the suit and also, should Alexis be cast in judgment in the main demand, then for judgment over them in cross claim in solido, for the full amount of said judgment.

         In July of 1991, the former general partner received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis Park Apartments Partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis Park Apartments and the filing of its tax returns.

         The former general partner denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on the Partnership's financial statements are not determinable.

         Management of Alexis believes that the environmental issue has created a negative image for the Project. The DEQ has issued a statement that all occupied apartments are safe. Pursuant to an Investigative Agreement with the DEQ, additional testing of the project site and adjacent areas began June 15, 1992. The testing was overseen by the DEQ and was completed February 10, 1995.

         The DEQ has now turned the matter over to the United States Environmental Protection Agency ("EPA") for review and as of February 21, 1996, the EPA had not completed its review. If remediation of some manner is required, it could adversely affect the subsidiary partnership. In summary, management is optimistic that the hazardous waste matter will be favorably resolved and that any losses from the class action lawsuit will be covered by insurance. Management believes that the investigation by the U.S. Department of Justice is unlikely to have any material financial effect on the Partnership. Management believes the Partnership has demonstrated that it has the ability to generate sufficient operating capital without the oil company's assistance. Based on these evaluations management believes that the Partnership will continue as a going concern for at least one year beyond December 31, 1995. It is too premature to make an evaluation of the amount or range of Alexis's potential loss, therefore it is managements opinion that no accrual for potential losses is currently warranted on the financial

                       LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 11 - Commitments and Contingencies (Continued)

         a) Subsidiary Partnerships - Going Concern (Continued)

statements. The maximum loss which the Partnership would be liable for is its net investment in Alexis amounting to approximately $1,016,000 at March 31, 1996. Management estimates that the impact of the negative publicity on occupancy may continue for awhile and believes that future levels of occupancy will depend on the final findings of the investigating parties and on future media attention. These items raise substantial doubt about Alexis' ability to continue as a going concern. The Partnership's investment in Alexis at March 31, 1996 and 1995 was approximately $1,016,000 and $1,260,000, respectively, and the minority interest balance was approximately $5,200 and $7,700. Alexis net loss after minority interest amounted to approximately $244,000, $165,000 and $103,000, for the 1995, 1994, and 1993 Fiscal Years
respectively.

         b) Subsidiary Partnerships - Other

         Gramco Development Limited Dividend Partnership, L.P.

         The Office of the Inspector General conducted an audit of the construction costs of the Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") to ascertain compliance with federal government regulations. The report on such audit recommended the repayment of $2,006,118 of Housing Development Assistance Grant ("HODAG") funds provided by the U.S. Department of Housing and Urban Development ("HUD") through the Municipality of Bayamon ("Municipality"). The report also recommended the return of $341,667 to Bayamon's operating account, allegedly distributed in an unauthorized manner. In May 1995, the Partnership, OIG, HUD, the Municipality of Bayamon, the general contractor (a related company of Bayamon ), the partnership's general partner, the management agent, and the officers and directors of the related companies executed a settlement agreement. As a result of this agreement, the management agent assumed the liability and reimbursed $600,000 to the Municipality of Bayamon corresponding to HODAG funds and $341,667 to the project's general operating account, which is included in other income for the 1995 Fiscal Year. The parties fully released one and the other from any further claim and any/all causes of action in connection with the OIG audit.

         In the event of a substantive violation relating to the provisions of certain agreements between Bayamon and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, a promissory note dated April 4, 1987 for $4,867,000 shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Bayamon at March 31, 1996 and March 31, 1995 was approximately $1,506,000 and $1,429,000 and the minority interest balance was approximately $427,000 for each year. Bayamon's net income (loss) after minority interest amounted to approximately, $77,000, ($252,000), and ($492,000) for the 1995, 1994, and 1993 Fiscal Years, respectively.

         Robin Housing Associates

         Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $185,000 at March 31, 1996.

                       LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 11 - Commitments and Contingencies (Continued)

         b) Subsidiary Partnerships - Other (Continued)

         Metropolitan Towers Associates, L.P.

         The subsidiary partnership, Metropolitan Towers Associates, L.P., is a defendant in a legal proceeding brought about by one of its tenants for damages suffered by her child upon falling from her apartment's balcony. The proceedings are still in a preliminary phase but it is legal's counsel opinion that if any damages are awarded to the plaintiff, the same will be covered by the partnership's insurance policy. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan amounting to approximately $1,471,000 at March 31, 1996.

         Santa Juanita II Limited Partnership

         A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of the Local Partnership's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and is in the process of replacing such general partner. The special limited partner is presently having discussions with the bank for purposes of settling this judgement. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1995 Fiscal Year for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $568,000 at March 31, 1996. The Partnerships investment in Santa Juanita at March 31, 1996 and 1995 was approximately $568,000 and $659,000, and the minority interest balance was zero at each date. Santa Juanita's net loss amounted to approximately $90,000, $177,000 and $505,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

         Rolling Green Limited Partnership

         Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by the United States Department of Housing and Urban Development (HUD) under Section 221(d)(3) of the National Housing Act. Rents received by the Project are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,143,607 and $968,241 in 1995 and 1994, respectively. In September, 1996, two of the three Section 8 contracts, now in operation, will expire. Management has been assured in verbal communications that such contracts will be renewed. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon the Rolling Green's operations if the rents were to be respectively changed to market value.

         Campeche Isle Apartments, L.P.

         Campeche Isle Apartments, L.P. ("Campeche") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") during March 1996. Although current on its debt service up to and including the January 1, 1996 payment, the property was unable to fully fund all operating expenses plus debt

                       LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 11 - Commitments and Contingencies (Continued)

service following a 1% increase in the interest rate on the property's mortgage in June of 1994. Debt service had been kept current through advances by the subsidiary partnership general partner, RCC Pineview, Inc., and the Partnership totaling $286,050 as of December 31, 1995. In addition, Campeche has not paid its managing agent in excess of $100,000 of management fees.

         In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, the Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche has presented a Plan of Reorganization to the Bankruptcy Court and the property is being operated under a Cash Collateral order issued by the Court. The Partnerships investment in Campeche at March 31, 1996 and 1995 was approximately $788,000 and $1,122,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss amounted to approximately $334,000, $251,000 and $312,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

         c) Uninsured Cash and Cash Equivalents

         The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 1996, uninsured cash and cash equivalents approximated $2,950,000.

         d) Line of Credit

         Included in accounts payable and other liabilities at March 31, 1995, is approximately $792,000 borrowed by one subsidiary partnership, Rolling Green, against a $1,000,000 line of credit. The subsidiary partnership is required to pay forty-eight monthly installments of $10,602 including interest at an annual rate of 10.25% with a balloon payment of approximately $662,000 due on July 15, 1998.

         e) Other

         The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

         f) Tax Credits

         The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition,

                       LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 11 - Commitments and Contingencies (Continued)

completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1995, 1994, and 1993 tax years, Housing Tax Credits of $17,174,288, $17,203,130 and $17,175,785, were generated.

         A portion of the low-income housing tax credits are subject to recapture in future years if (i) the Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the projects, or (iii) there is a reduction in the taxpayer's interest in the project at any time during the 15-year Compliance Period that began with the first tax year of the credit period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

              The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the General Partners is set forth below.

              Related Credit Properties II Inc., general partner of Related Credit Properties II L.P. (the "Related General Partner").

              Name                       Position
              ----                       --------

              Stephen M. Ross            Director

              J. Michael Fried           President and Director

              Alan P. Hirmes             Vice President

              Stuart J. Boesky           Vice President

              Lawrence J. Lipton         Assistant Vice President and Treasurer

              Robert Bordonaro           Assistant Vice President

              Lynn A. McMahon            Secretary


              STEPHEN M. ROSS, 56, is a Director of the general partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

              J. MICHAEL FRIED, 52, is President and a Director of the general partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

         ALAN P. HIRMES, 41, is a Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

         STUART J. BOESKY, 40, is a Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein, and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

         LAWRENCE J. LIPTON, 40, is an Assistant Vice President and Treasurer of the general partner of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

         ROBERT BORDONARO, 42, is Assistant Vice President of the general partner of the Related General Partner. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

         LYNN A. McMAHON, 40, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP II Inc.

         Name                                 Position
         ----                                 --------

         Paul L. Abbot                        Chairman of the Board, President,
                                              Chief Executive Officer and Chief
                                              Financial Officer

         Donald E. Petrow                     Vice President

         PAUL L. ABBOTT, 50, is President of the Liberty General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

         DONALD E. PETROW, 39, is a Vice President of the Liberty General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. degree in accounting from Saint Peters College and an M.B.A. in finance from Pace University.

Item 11. Executive Compensation.

         The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. Certain directors and executive officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

         Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. Such arrangements include, but are not limited to, the payment of an accountable operating expense reimbursement, an annual partnership management fee not to exceed 0.5% of invested assets and subordinated disposition fees. In addition, the General Partners are entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancing Proceeds. See also Note 8 to the Financial Statements in Item 8 for a presentation of the types and amounts of compensation paid to the General Partners and their affiliates, which is incorporated by reference thereto.

         Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                  Name and Address of              Amount and Nature of            Percentage
Title of Class                    Beneficial Ownership             Beneficial Ownership            of Class
- - --------------                    --------------------             --------------------            ----------

General Partnership               Related Credit Properties        $500 capital contribution       49%
Interest in the Partnership       II L.P.                          - directly owned
                                  625 Madison Avenue
                                  New York, NY 10022

                                  Liberty GP II, Inc.              $500 capital contribution       49%
                                  Lehman Plaza                     - directly owned
                                  3 World Financial Center
                                  New York, NY  10235

                                  Liberty Associates II L.P.       $1,000 capital contribution      2%
                                  625 Madison Avenue               - directly owned
                                  New York, NY 10022

         Liberty Associates II L.P. holds a 1% limited partnership interest in each Local Partnership.

         No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and neither General Partner nor any director or executive officer of either General Partner owns any Limited Partnership Interests or BACs.


Item 13. Certain Relationships and Related Transactions.

         The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also
Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the General Partners.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.     Consolidated Financial Statements

           Independent Auditors' Report                                         18

           Consolidated Balance Sheets at March 31, 1996 and 1995               80

           Consolidated Statements of Operations for the Years Ended
           March 31, 1996, 1995 and 1994                                        81

           Consolidated Statements of Changes in Partners' Capital for the
           Years Ended March 31, 1996, 1995 and 1994                            82

           Consolidated Statements of Cash Flows for the Years Ended
           March 31, 1996, 1995 and 1994                                        83

           Notes to Consolidated Financial Statements                           86

(a) 2.     Financial Statement Schedules

           Independent Auditors' Report                                         107

           Schedule I - Condensed Financial Information of Registrant           108

           Schedule III - Real Estate and Accumulated Depreciation and
           Mortgage Loans on Real Estate                                        111

           All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.     Exhibits

(21)       Subsidiaries of the Registrant                                       116

(27)       Financial date schedule (filed herewith)                             117


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter.

                                  -43-

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)

                                     By: RELATED CREDIT PROPERTIES II L.P.
                                          a General Partner


                                          By:  RELATED CREDIT PROPERTIES II INC.
                                               a General Partner therein


Date: June 28, 1996                       By:   /s/ J. Michael Fried
                                                    J. Michael Fried
                                                    President and Director
                                                  (Principal Executive Officer)


                                      and

                                      By:  LIBERTY G.P. II INC.
                                           a General Partner



Date:  June 28, 1996                        By:  /s/ Paul L. Abbott
                                                 Paul L. Abbott
                                                 Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                                Title                                   Date
- - --------------------         -----------------------------------------------      -------------

                             President Chief Executive Officer Principal
                             Executive Officer) and Director of Related Credit
                             Properties Inc., General Partner of Related Credit
/s/ J. Michael Fried         Properties II, L.P. (a General Partner
J. Michael Fried             of Registrant)                                       June 28, 1996


/s/ Lawrence J. Lipton       Treasurer (Principal Financial and Accounting
Lawrence J. Lipton           Officer) of Related Credit Properties II Inc.        June 28, 1996

                             Director of Related Credit Properties II Inc.,
                             General Partner of Related Credit
/s/ Stephen M. Ross          Properties II, L.P. (a General Partner               June 28, 1996
Stephen M. Ross              of Registrant)

                             Chairman of the Board, President, Chief
/s/ Paul L. Abbott           Executive Officer (Principal Executive Officer),
Paul L. Abbott               and Director of Liberty GP II Inc.                   June 28, 1996


    [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP-LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 4, 1996 on pages 18 and 19, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of the other auditors these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of two of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1995 Fiscal Year for one of these subsidiary partnerships were not audited. The three subsidiary partnerships' net losses aggregated $378,960 (Fiscal 1995), $402,565 (Fiscal
1994) and $671,329 (Fiscal 1993) and their assets aggregated $11,460,954 and $11,918,459 at March 31, 1996 and 1995, respectively. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ TRIEN, ROSENBERG, FELIX,
      ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
  ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 4, 1996

                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                  SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT





        Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                           CONDENSED BALANCE SHEETS


                                    ASSETS

                                                 March 31
                                        -------------------------
                                            1996          1995
                                        -----------   -----------
Cash and cash equivalents               $   841,173   $ 1,197,736
Investment in subsidiary partnerships    66,806,594    71,808,330
Due from subsidiary partnership             148,672        40,000
Other assets                                447,447       447,447
                                        -----------   -----------
        Total assets                    $68,243,886   $73,493,513
                                        ===========   ===========


                       LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates       896,925       588,122
Other liabilities                           139,890       136,513
                                        -----------   -----------

        Total liabilities                 1,036,815       724,635

Partners' equity                         67,207,071    72,768,878
                                        -----------   -----------
Total liabilities and partners' equity  $68,243,886   $73,493,513
                                        ===========   ===========

        Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, under which the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                  SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT




                      CONDENSED STATEMENTS OF OPERATION


                                                                   Year Ended March 31,
                                                        -----------------------------------------
                                                            1996           1995           1994
                                                        -----------    -----------    -----------
Revenues                                                $    31,847    $    43,843    $   400,828
                                                        -----------    -----------    -----------

Expenses

        Administrative and management                       213,523        223,661        214,633
        Administrative and management-related parties       388,987        381,719        440,539
                                                        -----------    -----------    -----------

        Total Expenses                                      602,510        605,380        655,172
                                                        -----------    -----------    -----------

        Loss from operations                               (570,663)      (561,537)      (254,344)
                                                        -----------    -----------    -----------

        Equity in loss of subsidiary partnerships        (4,991,144)    (5,592,469)    (5,990,301)
                                                        -----------    -----------    -----------

Net loss                                                $(5,561,807)   $(6,154,006)   $(6,244,645)
                                                        ===========    ===========    ===========

                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                  SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                      CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        Year Ended March 31,
                                                              -----------------------------------------
                                                                  1996           1995           1994
                                                              -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                      $(5,561,807)   $(6,154,006)   $(6,244,645)
                                                              -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
        (used in) operating activities:

        Equity in loss of subsidiary partnerships               4,991,144      5,592,469      5,990,301
        Decrease in other assets                                        0              0          5,971

        Increase (decrease) in liabilities

        Due to general partners and affiliates                    308,803        305,941        274,085
        Other liabilities                                           3,377         (1,956)        18,506
                                                              -----------    -----------    -----------

        Total adjustment                                        5,303,324      5,896,454      6,288,863
                                                              -----------    -----------    -----------

        Net cash (used in) provided by operating activities      (258,483)      (257,552)        44,218
                                                              -----------    -----------    -----------

        Net cash used in financing activities:

        Advances to subsidiary partnerships                      (108,672)       (40,000)             0
                                                              -----------    -----------    -----------

Cash flows from investing activities:

        Distributions from subsidiaries                            10,592          8,250              0
        Payments to subsidiaries                                        0       (371,184)             0
                                                              -----------    -----------    -----------

        Net cash provided by (used in) investing activities        10,592       (362,934)             0
                                                              -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents             (356,563)      (660,486)        44,218

Cash and cash equivalents, beginning of year                    1,197,736      1,858,222      1,814,004
                                                              -----------    -----------    -----------

Cash and cash equivalents, end of year                        $   841,173    $ 1,197,736    $ 1,858,222
                                                              ===========    ===========    ===========

                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Partnership Property Pledged as Collateral
                                MARCH 31, 1996


                                                                          Costs
                                                                        Capitalized                    Gross Amount
                                        Initial Cost to Partnership    Subsequent to        at which Carried At Close of Period
     Subsidiary                         ----------------------------    Acquisition:   --------------------------------------------
   Partnership's                                       Buildings and    Improvements                  Buildings and
Residential Property    Encumbrances        Land        Improvements    (Disposals)       Land        Improvements        Total
- - --------------------    ------------    -----------    -------------   -------------   -----------    -------------    ------------
Apartment Complexes

Polynesian Apartments   $  2,830,185    $   386,180     $  4,195,068    $    (10,325)  $   388,192     $  4,182,731    $  4,570,923
  Associates, Ltd.
  Homestead, FL
Seagrape Village           4,729,009      1,270,000        6,123,373         709,189     1,275,292        6,827,270       8,102,562
  Associates, LTD.
  Homestead, FL
Metropolitan Towers        5,087,011        322,000        2,434,303       5,549,042       327,292        7,978,053       8,305,345
  Associates, Ltd.
  Rio Piedras, PR
Westminster Place II-      4,611,870        928,979        5,382,740         159,495       916,669        5,554,545       6,471,214
  Olive Site, L.P.
  St. Louis, MO
Property Development       5,750,000        624,858        7,228,721       5,164,684       606,704       12,411,559      13,018,263
  Associates, L.P.
  Kansas City, MO
Whittier Plaza             1,761,929         26,920        2,015,030          94,074        32,261        2,103,763       2,136,024
  Associates, L.P.
  St. Louis, MO
United-Glen Arden I       12,941,754      1,770,000        6,577,720      12,388,540     1,775,293       18,960,967      20,736,260
  L.P.
  Glen Arden, MO
United-Glen Arden II       9,850,277      1,190,000        4,837,436       8,807,465     1,195,293       13,639,608      14,834,901
  L.P.
  Glen Arden, MO


(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                       Life on which
                                             Year of                  Depreciation in
     Subsidiary                                Con-                    Latest Income
   Partnership's             Accumulated    struction/      Date        Statement is
Residential Property        Depreciation    Renovation    Acquired     Computed(a)(b)
- - --------------------        ------------    ----------    --------     --------------
Apartment Complexes

Polynesian Apartments       $    424,047       1988       July 1988      27.5 years
  Associates, Ltd.
  Homestead, FL
Seagrape Village                 707,920       1988       July 1988      27.5 years
  Associates, LTD.
  Homestead, FL
Metropolitan Towers            1,188,546       1987       Dec. 1988      20-40 years
  Associates, Ltd.
  Rio Piedras, PR
Westminster Place II-          1,059,294       1988       Oct. 1988      20-40 years
  Olive Site, L.P.
  St. Louis, MO
Property Development           2,508,850       1988       Dec. 1988      15-40 years
  Associates, L.P.
  Kansas City, MO
Whittier Plaza                   413,075       1987       Dec. 1988      20-40 years
  Associates, L.P.
  St. Louis, MO
United-Glen Arden I            5,180,803       1988       Dec. 1988       25 years
  L.P.
  Glen Arden, MO
United-Glen Arden II           3,811,001       1988       Dec. 1988       25 years
  L.P.
  Glen Arden, MO

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996


                                                                          Costs
                                                                        Capitalized                    Gross Amount
                                        Initial Cost to Partnership    Subsequent to        at which Carried At Close of Period
     Subsidiary                         ----------------------------    Acquisition:   --------------------------------------------
   Partnership's                                       Buildings and    Improvements                  Buildings and
Residential Property    Encumbrances        Land        Improvements    (Disposals)       Land        Improvements        Total
- - --------------------    ------------    -----------    -------------   -------------   -----------    -------------    ------------

Apartment Complexes

Rolling Green L.P.         1,984,427        466,683        4,533,670       3,168,874       471,975        7,697,252       8,169,227
  Chicago, IL
Santa Juanita II L.P.      1,718,238        115,000        2,085,485       1,748,804       120,293        3,828,996       3,949,289
  Bayamon, PR
Spring Creek                       0      3,343,549       16,216,700      17,117,231     2,595,782       34,081,698      36,677,480
  Associates, L.P.
  Brooklyn, NY
East Two Thirty-Five               0        950,000        2,542,604        (559,822)      430,627        2,502,155       2,932,782
  Associates L.P.
  (14th Street)
  New York, NY
Concourse Artists          1,610,469          5,750        2,246,560          52,924        11,042        2,294,192       2,305,234
  Housing Associates,
  L.P.
  Bronx, NY
2051 Grand Concourse       4,159,556         31,500        5,221,117          52,924        36,792        5,268,749       5,305,541
  Housing Associates
  Bronx, NY
Robin Housing              5,514,245         26,750        8,186,055          52,925        32,042        8,233,688       8,265,730
  Associates
  Bronx, NY


(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                       Life on which
                                             Year of                  Depreciation in
     Subsidiary                                Con-                    Latest Income
   Partnership's             Accumulated    struction/      Date        Statement is
Residential Property        Depreciation    Renovation    Acquired     Computed(a)(b)
- - --------------------        ------------    ----------    --------     --------------
Apartment Complexes

Rolling Green L.P.             1,584,375       1988       Dec. 1988      7-39 years
  Chicago, IL
Santa Juanita II L.P.            834,669       1988       Dec. 1988      27.5 years
  Bayamon, PR
Spring Creek                   7,341,122       1987       Dec. 1988    15-27.5 years
  Associates, L.P.
  Brooklyn, NY
East Two Thirty-Five             596,370       1988       Dec. 1988   27.5-31.5 years
  Associates L.P.
  (14th Street)
  New York, NY
Concourse Artists                589,805       1988       Nov. 1988      27.5 years
  Housing Associates,
  L.P.
  Bronx, NY
2051 Grand Concourse           1,392,563       1988       Nov. 1988      27.5 years
  Housing Associates
  Bronx, NY
Robin Housing                  2,144,137       1988       Nov. 1988      27.5 years
  Associates
  Bronx, NY

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996


                                                                          Costs
                                                                        Capitalized                    Gross Amount
                                        Initial Cost to Partnership    Subsequent to        at which Carried At Close of Period
     Subsidiary                         ----------------------------    Acquisition:   --------------------------------------------
   Partnership's                                       Buildings and    Improvements                  Buildings and
Residential Property    Encumbrances        Land        Improvements    (Disposals)       Land        Improvements        Total
- - --------------------    ------------    -----------    -------------   -------------   -----------    -------------    ------------
Apartment Complexes

Willoughby-Wyckoff         4,235,673         17,000        6,126,088          52,925        22,292        6,173,721       6,196,013
  Housing Associates
  Bronx, NY
Upper Fifth Avenue        19,245,100        159,861       21,096,862         979,633       166,763       22,069,593      22,236,356
  Residential
  Associates, L.P.
  Bronx, NY
West 107th Street                  0        305,813        3,850,928         106,794       312,715        3,950,820       4,263,535
  Associates, L.P.
  Bronx, NY
General Atlantic                   0        246,495        2,689,395         167,710       253,397        2,850,203       3,103,600
  Second Avenue
  Associates, L.P.
  (96th Street)
  Bronx, NY
Church Lane                1,922,422         20,000        4,009,983           6,521        26,902        4,009,602       4,036,504
  Associates
  Germantown, PA
Campeche Isle              4,287,516        450,000        6,792,005         164,731       456,902        6,949,834       7,406,736
  Apartments L.P.
  Galveston, TX
Goodfellow Place L.P.      4,034,695        160,000        4,581,787         149,820       166,902        4,724,705       4,891,607
  St. Louis, MO


(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                       Life on which
                                             Year of                  Depreciation in
     Subsidiary                                Con-                    Latest Income
   Partnership's             Accumulated    struction/      Date        Statement is
Residential Property        Depreciation    Renovation    Acquired     Computed(a)(b)
- - --------------------        ------------    ----------    --------     --------------
Apartment Complexes

Willoughby-Wyckoff             1,600,925       1988       Nov. 1988      27.5 years
  Housing Associates
  Bronx, NY
Upper Fifth Avenue             3,662,231       1987       Jan. 1989       40 years
  Residential
  Associates, L.P.
  Bronx, NY
West 107th Street                911,963       1987       Jan. 1989    27.5-31.5 years
  Associates, L.P.
  Bronx, NY
General Atlantic                 668,358       1988       Jan. 1989    27.5-31.5 years
  Second Avenue
  Associates, L.P.
  (96th Street)
  Bronx, NY
Church Lane                    1,076,715       1988       Feb. 1989      27.5 years
  Associates
  Germantown, PA
Campeche Isle                  1,861,915       1988       May 1989       27.5 years
  Apartments L.P.
  Galveston, TX
Goodfellow Place L.P.            843,582       1988       May 1989        40 years
  St. Louis, MO

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996

                                                                          Costs
                                                                        Capitalized                    Gross Amount
                                        Initial Cost to Partnership    Subsequent to        at which Carried At Close of Period
     Subsidiary                         ----------------------------    Acquisition:   --------------------------------------------
   Partnership's                                       Buildings and    Improvements                  Buildings and
Residential Property    Encumbrances        Land        Improvements    (Disposals)       Land        Improvements        Total
- - --------------------    ------------    -----------    -------------   -------------   -----------    -------------    ------------
Apartment Complexes

Penn Alto Associates       5,209,939         60,000        2,731,082       8,986,096        97,907       11,679,271      11,777,178
  L.P.
  Altoona, PA
Gramco Development         4,799,278      1,322,887        7,609,024        (165,419)    1,329,788        7,436,704       8,766,492
  Limited Dividend
  Partnership, L.P.
  (Bayamon)
  Bayamon, PR
Alexis Park                5,203,743        640,000        7,297,925         272,413       646,902        7,563,436       8,210,338
  Apartments
  Bossier City, LA
Williamsburg               2,018,163        136,974          831,584       3,467,140       673,429        3,762,269       4,435,698
  Residential
  Witchita, KS
Victory Apartments         6,389,808        161,500        4,929,133       5,028,124       168,402        9,950,355      10,118,757
  Chicago, IL
                        ------------    -----------     ------------     -----------   -----------     ------------    ------------
                        $119,895,307    $15,138,699     $152,372,378     $73,712,512   $14,537,850     $226,685,739    $241,223,589
                        ============    ===========     ============     ===========   ===========     ============    ============


(RESTUB-TABLE CONTINUED FROM ABOVE)

                                                                       Life on which
                                             Year of                  Depreciation in
     Subsidiary                                Con-                    Latest Income
   Partnership's             Accumulated    struction/      Date        Statement is
Residential Property        Depreciation    Renovation    Acquired     Computed(a)(b)
- - --------------------        ------------    ----------    --------     --------------
Apartment Complexes

Penn Alto Associates           2,356,806       1989       June 1989       40 years
  L.P.
  Altoona, PA
Gramco Development             2,141,645       1989       July 1989       25 years
  Limited Dividend
  Partnership, L.P.
  (Bayamon)
  Bayamon, PR
Alexis Park                    1,801,897       1986       July 1989      27.5 years
  Apartments
  Bossier City, LA
Williamsburg                     532,210       1989       Aug. 1989       40 years
  Residential
  Witchita, KS
Victory Apartments             1,508,934       1988      Sept. 1989       40 years
  Chicago, IL
                             -----------
                             $48,743,758
                             ===========

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the partnership date of acquisition.

(c) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Partnership Property Pledged as Collateral
                                MARCH 31, 1996
                                 (Continued)


                                        Cost of Property and Equipment               Accumulated Depreciation
                                        ------------------------------               ------------------------
                                                                Year Ended  March 31
                                 ------------------------------------------------------------------------------------
                                     1996           1995           1994          1996          1995          1994
                                 ------------   ------------   ------------   -----------   -----------   -----------
Balance at beginning of period   $239,775,640   $239,572,378   $230,918,665   $40,801,182   $32,890,961   $25,192,042
Additions during period:
  Improvements                      1,479,481        246,910      8,703,042
  Depreciation expense                                                          7,947,111     7,954,255     7,698,919
Reductions during period:
  Dispositions                         31,532         43,648         49,329         4,535        44,034             0
                                 ------------   ------------   ------------   -----------   -----------   -----------
Balance at end of period         $241,223,589   $239,775,640   $239,572,378   $48,743,758   $40,801,182   $32,890,961
                                 ============   ============   ============   ===========   ===========   ===========


At the time the local partnerships were acquired by Liberty Tax Credit Plus II Limited Partnership, the entire purchase price paid by Liberty Tax Credit Plus II Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

Subsidiaries of the Registrant (Exhibit 21)

                                                                                              Jurisdiction
                                                                                              of Formation
                                                                                              ------------
Polynesian Apartments Associates, Ltd. (a Limited Partnership)                                      FL
Seagrape Village Associates, Ltd. (a Limited Partnership)                                           FL
Metropolitan Towers Associates, L.P.                                                                PR
Westminster Place II - Olive Site, L.P.                                                             MO
Property Development Associates, L.P. (Bridgeport)                                                  MO
Whittier Plaza Associates Limited Partnership                                                       MO
United-Glen Arden I Limited Partnership                                                             MD
United-Glen Arden II Limited Partnership                                                            MD
Rolling Green Limited Partnership                                                                   IL
Santa Juanita II Limited Partnership                                                                NY
Spring Creek Associates, L.P. (a Delaware Limited Partnership)                                      DE
East Two Thirty-Five Associates L.P. (a Delaware Limited Partnership) (14th Street)                 DE
Upper Fifth Avenue Residential Associates, L.P.                                                     DE
West 107th Street Associates, L.P. (a Delaware Limited Partnership)                                 DE
General Atlantic Second Avenue Associates, L.P. (a Delaware Limited Partnership) (96th Street)      NY
Church Lane Associates                                                                              PA
Campeche Isle Apartments Limited Partnership                                                        TX
Robin Housing Associates (a Limited Partnership)                                                    NY
Concourse Artists Housing Associates (a Limited Partnership)                                        NY
2051 Grand Concourse Housing Associates (a Limited Partnership)                                     NY
Willoughby-Wyckoff Housing Associates (a Limited Partnership)                                       NY
Goodfellow Place Limited Partnership                                                                MO
Penn Alto Associates Limited Partnership                                                            PA
Gramco Development Limited Dividend Partnership, L.P. (Bayamon)                                     PR
Alexis Park Apartments, a Louisiana Partnership in Commendam                                        LA
Williamsburg Residential, L.P.                                                                      KS
Victory Apartments                                                                                  IL