Form 10-Q
period 1996-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 1996-08-13
CIK 832141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-24660



                         LIBERTY TAX CREDIT PLUS II L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                    13-3458180
- ---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                              10022
- --------------------------------------                   ----------------------
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
Yes X No
   ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                 June 30,          March 31,
                                                                                  1996                1996
                                                                              -------------      ------------

Property and equipment, net of accumulated depreciation
   of $50,736,934 and $48,743,758, respectively                               $191,287,754       $192,479,831
Cash and cash equivalents                                                        4,010,637          4,498,565
Cash held in escrow                                                              6,565,003          6,382,851
Deferred costs, net of accumulated amortization of $2,930,069
   and $2,877,861, respectively                                                  4,437,609          4,479,818
Other assets                                                                     4,767,839          4,988,601
                                                                              ------------       ------------
   Total assets                                                               $211,068,842       $212,829,666
                                                                              ============       ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Mortgage notes payable                                                     $119,416,528       $119,895,307
   Accounts payable and other liabilities                                        9,002,735          8,477,781
   Due to local general partners and affiliates                                 10,780,074         10,632,221
   Due to general partners and affiliates                                        1,261,262          1,216,964
   Due to selling partners                                                       3,660,539          3,658,664
                                                                              ------------       ------------

   Total liabilities                                                           144,121,138        143,880,937
                                                                              ------------       ------------

Minority interest                                                                3,660,565          3,827,457
                                                                              ------------       ------------

Commitments and contingencies (Note 3)

Partners' capital

   Limited partners (115,917.5 BACs issued and outstanding)                     63,684,951         65,500,743
   General partners                                                               (397,812)          (379,471)
                                                                              ------------       ------------

   Total partners' capital                                                      63,287,139         65,121,272
                                                                              ------------       ------------

   Total liabilities and partners' capital                                    $211,068,842       $212,829,666
                                                                              ============       ============

See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended
                                                           June 30,
                                                  -----------------------------
                                                     1996               1995*
                                                  ----------        -----------
Revenues
   Rentals, net                                 $  6,096,423      $  6,036,100
   Other                                             165,546           135,145
                                                ------------      ------------

                                                   6,261,969         6,171,245
                                                ------------      ------------
Expenses

   General and administrative                      1,506,794         1,534,898
   General and administrative-
     related parties (Note 2)                        246,834           269,014
   Repairs and maintenance                           816,532           664,690
   Operating and other                               923,554           804,755
   Real estate taxes                                 251,845           251,838
   Insurance                                         290,403           259,516
   Interest                                        2,085,135         2,089,377
   Depreciation and amortization                   2,035,385         2,020,036
                                                ------------      ------------
                                                   8,156,842         7,894,124
                                                ------------      ------------

Minority interest in loss of subsidiaries             60,740            71,359
                                                ------------      ------------

Net loss                                        $ (1,834,133)     $ (1,651,520)
                                                ============      ============

Net loss - limited partners                     $ (1,815,792)     $ (1,635,005)
                                                ============      ============

Number of BACs outstanding                        115,917.50        115,917.50
                                                ==============    ============

Net loss per BAC                                $     (15.66)     $     (14.10)
                                                ============      ============

*Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)



                                                         Total           Limited Partners      General Partners
                                                     -------------       ----------------      ----------------
Partners' capital - April 1, 1996                      $65,121,272           $65,500,743         $  (379,471)

Net loss                                                (1,834,133)           (1,815,792)            (18,341)
                                                     -------------       ----------------      ----------------

Partners' capital - June 30, 1996                    $  63,287,139         $  63,684,951         $  (397,812)
                                                     =============       ================       ===============





See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                Three Months Ended June 30
                                                                             --------------------------------

                                                                                 1996              1995
                                                                             -------------     --------------
Cash flows provided by operating activities:

   Net loss                                                                   $ (1,834,133)     $ (1,651,520)
                                                                              ------------      ------------

   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                 2,035,385         2,020,036
   Minority interest in loss of subsidiaries                                       (60,740)          (71,359)
   Decrease (increase) in other assets                                             220,762           (72,474)
   Increase in cash held in escrow                                                (199,435)          (68,399)
   Increase in accounts payable and other liabilities                              524,954           267,592
   Increase in due to general partners and affiliates                               44,298            94,237
   Increase in due to local general partners and affiliates                        193,928           234,702
   Decrease in due to local general partners and affiliates                        (46,075)          (43,278)
                                                                              ------------      ------------

     Total adjustments                                                           2,713,077         2,361,057
                                                                              ------------      ------------

   Net cash provided by operating activities                                       878,944           709,537
                                                                              ------------      ------------

Cash flows used in investing activities:

   Acquisition of property and equipment                                          (801,099)          (32,955)
   Increase in deferred costs                                                            0           (71,205)
   Decrease in cash held in escrow                                                  17,283                 0
                                                                              ------------      ------------

   Net cash used in investing activities                                          (783,816)         (104,160)
                                                                              ------------      ------------

Cash flows used in financing activities:

   Repayments of mortgage notes                                                   (478,779)         (461,686)
   Increase (decrease) in due to selling partners                                    1,875              (569)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                         (106,152)                0
                                                                              ------------      ------------

   Net cash used in financing activities                                          (583,056)         (462,255)
                                                                              ------------      ------------

Net (decrease) increase in cash and cash equivalents                              (487,928)          143,122


Cash and cash equivalents at beginning of period                                 4,498,565         4,374,218
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $  4,010,637      $  4,517,340
                                                                              ============      ============


See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              The consolidated financial statements include the accounts of Liberty Tax Credit Plus II (the "Partnership") and 27 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner.

              The Partnership's fiscal quarter ends June 30. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

              All intercompany accounts and transactions have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $130,000 and $127,000 for the three months ended June 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

              The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General  (continued)

              Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

NOTE 2  -     Related Party Transactions

              One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

              The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three months ended June 30, 1996 and 1995 are as follows:

                                             Three Months Ended
                                                  June 30,
                                          -------------------------

                                            1996            1995*
                                          --------        --------
    Partnership management
      fees (a)                            $ 50,000        $ 83,000
    Expense reimbursement (b)               31,878          22,335
    Property management fees (c)           152,956         155,479
    Local administrative fee (d)            12,000           8,200
                                          --------        --------
                                          $246,834        $269,014
                                          ========        ========

              * Reclassified for comparative purposes

                (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $932,000 and $882,000 were accrued and unpaid as of June 30, 1996 and March 31, 1996, respectively.

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

                  (c) Property management fees incurred by subsidiary partnerships amounted to $373,692 and $355,907 for the three months ended June 30, 1996 and 1995 respectively. Of these fees $152,956 and $155,479

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -     Related Party Transactions (continued)

were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $18,399 and $30,146 for the three months ended June 30, 1996 and 1995, respectively, which were also incurred to affiliates of the Partnership.

                   (d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3  -     Commitment and Contingencies

                   The following disclosures include changes and/or additions to disclosures regarding the subsidiary Partnerships which were included in the Partnerships Annual Report on Form 10K for the period ended March 31, 1996.

                  Santa Juanita II Limited Partnership
                  ------------------------------------

                   A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and is in the process of replacing such general partner. The special limited partner is presently having discussions with the bank for purposes of settling this judgement. In June 1996, the general partner of Santa Juanita II filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1995 Fiscal Year for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $546,000 at June 30, 1996. The Partnerships investment in Santa Juanita at June 30, 1996 and March 31, 1996 was approximately $546,000 and $568,000 respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss amounted to approximately $23,000 and $117,000 for the three months ended June 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

                   The Partnership's primary source of funds include (i) working capital reserves, (ii) interest earned on the working capital reserves and (iii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

                   As of June 30, 1996 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $733,000 of the purchase price remains to be paid (of which $294,250 is held in escrow).

                   During the three months ended June 30,1996, cash and cash equivalents of the Partnership and 27 consolidated subsidiary partnerships decreased approximately $490,000. This decrease was primarily due to acquisitions of property and equipment ($801,000), repayments of mortgage notes ($479,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($106,000), which exceeded cash provided by operating activities ($879,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $2,035,000.

                   The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $296,000 and $402,000 was unused at June 30,1996 and March 31, 1996, respectively. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the three months ended June 30, 1996 and 1995 respectively, amounts received from operations of the Local Partnerships were $0 and $7,046, respectively.

                   For discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

                   Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
- ---------------------

                   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

               Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

               Results of operations for the three months ended June 30, 1996 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

               Rental income increased approximately 1% during the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to rental rate increases.

               Other income increased approximately $30,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to a real estate tax refund at one Local Partnership.

               Total expenses excluding repairs and maintenance, operating and other, and insurance remained fairly consistent with an decrease of approximately 1% for the three months ended June 30, 1996 as compared to the corresponding period one year earlier.

               Repairs and maintenance increased approximately $152,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increases at four Local Partnerships. There was an increase at one Local Partnership due to the repair of facade leaks and the replacement of leaking deck areas. There was an increase at a second Local Partnership due to an increase in salaries as a result of the hiring of additional personnel. The increase at the third Local Partnership was due to plumbing repairs necessary due to frozen pipes as well as an increase in painting expenses. The increase at the fourth Local Partnership was due to repairs to one unit which was damaged by fire.

               Operating and other increased approximately $119,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increase in utilities at two Local Partnership's.

               Insurance increased approximately $31,000 as compared to the corresponding period in 1995 primarily due to an underaccrual of insurance expense at one Local Partnership in 1995.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings-The litigation described in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996 is incorporated herein by reference.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K - None

              (a) Exhibits

                  27       Financial Data Schedule (filed herewith)

              (b) Reports on Form 8K - No reports of Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                                                     By:    RELATED CREDIT PROPERTIES II L.P.
                                                            a General Partner


                                                     By:    RELATED CREDIT PROPERTIES II INC.,
                                                            a General Partner



Date:   August 13, 1996                                     By:   /s/ Alan P. Hirmes
                                                                  ------------------
                                                                  Alan P. Hirmes,
                                                                  Vice President


Date:   August 13, 1996                                     By:   /s/ Lawrence J. Lipton
                                                                  ----------------------
                                                                  Lawrence J. Lipton,
                                                                  Treasurer
                                                                  (Principal Financial and Accounting Officer)
                                                                  of Related Credit Properties II Inc.


                                       and


                                                     By:    LIBERTY G.P. II INC.,
                                                            a General Partner



Date:   August 13, 1996                                     By:   /s/ Paul L. Abbott
                                                                  ------------------
                                                                  Paul L. Abbott,
                                                                  Chairman of the Board, President, Chief
                                                                  Operating Officer and Director

                                      -12-