Form 10-Q
period 1996-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 1996-11-13
CIK 832141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



                         Commission File Number 0-24660



                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)




            Delaware                                     13-3458180
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)




Registrant's telephone number, including area code (212) 421-5333



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                               September 30,     March 31,
                                                                                   1996            1996
                                                                               -------------     ---------
Property and equipment, net of accumulated depreciation
   of $52,682,867 and $48,743,758, respectively                               $189,812,672       $192,479,831
Cash and cash equivalents                                                        4,126,595          4,498,565
Cash held in escrow                                                              6,349,805          6,382,851
Deferred costs, net of accumulated amortization of $2,959,918
   and $2,877,861, respectively                                                  4,422,770          4,479,818
Other assets                                                                     4,665,776          4,988,601
                                                                              ------------       ------------

   Total assets                                                               $209,377,618       $212,829,666
                                                                              ============       ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Mortgage notes payable                                                     $119,146,103       $119,895,307
   Accounts payable and other liabilities                                        9,251,080          8,477,781
   Due to local general partners and affiliates                                 11,034,240         10,632,221
   Due to general partners and affiliates                                        1,320,969          1,216,964
   Due to selling partners                                                       3,662,414          3,658,664
                                                                              ------------       ------------

   Total liabilities                                                           144,414,806        143,880,937
                                                                              ------------       ------------

Minority interest                                                                3,630,274          3,827,457
                                                                              ------------       ------------

Commitments and contingencies (Note 3)

Partners' capital

   Limited partners (115,917.5 BACs issued and outstanding)                     61,749,896         65,500,743
   General partners                                                               (417,358)          (379,471)
                                                                              ------------       ------------

   Total partners' capital                                                      61,332,538         65,121,272
                                                                              ------------       ------------

   Total liabilities and partners' capital                                    $209,377,618       $212,829,666
                                                                              ============       ============

See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  Three Months Ended                Six Months Ended
                                                     September 30,                     September 30,
                                            -----------------------------      -----------------------------
                                                1996              1995*           1996             1995*
Revenues
   Rentals, net                              $6,007,567        $6,000,559      $12,103,990       $12,036,659
   Other                                        145,626           138,113          311,172           273,258
                                            -----------       -----------      -----------       -----------

                                              6,153,193         6,138,672       12,415,162        12,309,917
                                            -----------       -----------      -----------       -----------

Expenses

   General and administrative                 1,598,945         1,457,448        3,105,739         2,992,346
   General and administrative-
     related parties (Note 2)                   235,475           291,079          482,309           560,093
   Repairs and maintenance                      998,871           952,308        1,815,403         1,616,998
   Operating and other                          615,681           597,283        1,539,235         1,402,038
   Real estate taxes                            282,665           292,951          534,510           544,789
   Insurance                                    291,899           288,823          582,302           548,339
   Interest                                   2,124,847         2,109,319        4,209,982         4,198,696
   Depreciation and amortization              1,985,781         2,007,663        4,021,166         4,027,699
                                            -----------       -----------      -----------       -----------

                                              8,134,164         7,996,874       16,290,646        15,890,998
                                            -----------       -----------      -----------       -----------

Minority interest in loss of subsidiaries        26,010            47,418           86,750           118,777
                                            -----------       -----------      -----------       -----------

Net loss                                    $(1,954,961)      $(1,810,784)     $(3,788,734)      $(3,462,304)
                                            ===========       ===========      ===========       ===========

Net loss - limited partners                 $(1,935,411)      $(1,792,676)     $(3,750,847)      $(3,427,681)
                                            ===========       ===========      ===========       ===========

Number of BACs outstanding                   115,917.50        115,917.50       115,917.50        115,917.50
                                            ===========       ===========      ===========       ===========

Net loss per BAC                            $    (16.70)      $    (15.46)     $    (32.36)      $    (29.57)
                                            ===========       ===========      ===========       ===========






* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)





                                                         Total           Limited Partners      General Partners
                                                         -----           ----------------      ----------------

Partners' capital - April 1, 1996                      $65,121,272           $65,500,743         $  (379,471)

Net loss                                                (3,788,734)           (3,750,847)            (37,887)
                                                       -----------           -----------         -----------

Partners' capital - September 30, 1996                 $61,332,538           $61,749,896         $  (417,358)
                                                       ===========           ===========         ===========























See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                             Six Months Ended September 30
                                                                             -----------------------------
                                                                                 1996              1995
                                                                             -------------      ----------
Cash flows provided by operating activities:

   Net loss                                                                    $(3,788,734)      $(3,462,304)
                                                                               -----------       -----------

   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                 4,021,166         4,027,699
   Minority interest in loss of subsidiaries                                       (86,750)         (118,777)
   Decrease in other assets                                                        322,825           375,642
   Decrease (increase) in cash held in escrow                                       14,772          (346,504)
   Increase in accounts payable and other liabilities                              773,299         1,142,006
   Increase in due to general partners and affiliates                              104,005           145,216
   Increase in due to local general partners and affiliates                        426,150           363,884
   Decrease in due to local general partners and affiliates                        (24,131)         (112,252)
                                                                               -----------       -----------

     Total adjustments                                                           5,551,336         5,476,914
                                                                               -----------       -----------

   Net cash provided by operating activities                                     1,762,602         2,014,610
                                                                               -----------       -----------

Cash flows used in investing activities:

   Acquisition of property and equipment                                        (1,271,950)         (736,797)
   Decrease (increase) in cash held in escrow                                       18,274           (97,673)
                                                                               -----------       -----------

   Net cash used in investing activities                                        (1,253,676)         (834,470)
                                                                               -----------       -----------

Cash flows used in financing activities:

   Increase in deferred costs                                                      (25,009)                0
   Repayments of mortgage notes                                                   (749,204)         (645,770)
   Increase in due to selling partners                                               3,750             3,750
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                         (110,433)          (78,354)
                                                                               -----------       -----------

   Net cash used in financing activities                                          (880,896)         (720,374)
                                                                               -----------       -----------

Net (decrease) increase in cash and cash equivalents                              (371,970)          459,766

Cash and cash equivalents at beginning of period                                 4,498,565         4,374,218
                                                                               -----------       -----------

Cash and cash equivalents at end of period                                     $ 4,126,595       $ 4,833,984
                                                                               ===========       ===========


See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 1  -     General

              The consolidated financial statements include the accounts of Liberty Tax Credit Plus II (the "Partnership") and 27 subsidiary partnerships ("subsidiary partnerships" or" Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

              The Partnership's fiscal quarter ends September 30. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

              All intercompany accounts and transactions have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $110,000 and $240,000 and $138,000 and $265,000 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 1  -     General (continued)

recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for three and six months ended September 30, 1996 and 1995 and cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

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

              The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and six months ended September 30, 1996 and 1995 are as follows:

                                                   Three Months Ended                 Six Months Ended
                                                      September 30,                     September 30,
                                            -----------------------------      ------------------------------
                                                1996             1995*             1996              1995*
                                            -----------       -----------      -----------       ------------
              Partnership management
                fees (a)                    $    50,000       $    83,000      $   100,000       $   166,000
              Expense reimbursement (b)          21,937            31,562           53,815            53,897
              Property management fees (c)      151,038           168,717          303,994           324,196
              Local administrative fee (d)       12,500             7,800           24,500            16,000
                                            -----------       -----------      -----------       -----------

                                            $   235,475       $   291,079      $   482,309       $   560,093
                                            ===========       ===========      ===========       ===========

*  Reclassified for comparative purposes

                  (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $982,000 and $882,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE 2  -     Related Party Transactions (continued)

                  (c) Property management fees incurred by subsidiary partnerships amounted to $387,760 and $761,452 and $370,150 and $726,057 for the three and six months ended September 30, 1996 and 1995 respectively. Of these fees $151,038 and $303,994 and $168,717 and $324,196 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $18,779 and $37,178 and $31,212 and $61,358 for the three and six months ended September 30, 1996 and 1995, respectively, which were also incurred to affiliates of the Partnership.

                  (d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3  -     Commitment and Contingencies

                  The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

                  Santa Juanita II Limited Partnership
                  ------------------------------------

                  A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and is in the process of replacing such general partner. The special limited partner is presently having discussions with the bank for purposes of settling this judgement. In June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $523,000 at September 30, 1996. The Partnership's investment in Santa Juanita at September 30, 1996 and March 31, 1996 was approximately $523,000 and $568,000 respectively, and the minority interest balance was zero at each date. Santa Juanita's income (loss) after minority interest amounted to approximately ($22,000) and ($45,000) and $75,000 and ($42,000) for the three and six months ended September 30, 1996 and 1995, respectively.

              Rolling Green Limited Partnership
              ---------------------------------

              Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by the United States Department of Housing and Urban Development
(HUD) under Section 221(d)(3) of the National Housing Act. Rents received by the project are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,143,607 and $968,241 in 1995 and 1994, respectively. In September 1996, two of the three Section 8 contracts expired and were renewed through September 1997 at which time the third contract will also expire. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to be respectively changed to market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

              The Partnership's primary source of funds include (i) working capital reserves, (ii) interest earned on the working capital reserves and (iii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

              As of September 30, 1996 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $439,000 of the purchase price remains to be paid (none of which is being held in escrow). During the six months ended September 30, 1996, $294,250 was paid (all of which was released from escrow).

              During the six months ended September 30, 1996, cash and cash equivalents of the Partnership and its 27 consolidated subsidiary partnerships decreased approximately ($372,000). This decrease was primarily due to acquisitions of property and equipment ($1,272,000), repayments of mortgage notes ($749,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($110,000) which exceeded cash provided by operating activities ($1,763,000).

              The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $765,000 and $402,000 was unused at September 30,1996 and March 31, 1996, respectively. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the six months ended September 30, 1996 and 1995 respectively, amounts received from operations of the Local Partnerships were $621,476 and $7,046, respectively.

              For discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

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

Results of Operations
---------------------

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              Results of operations for the three and six months ended September 30, 1996 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

              Rental income increased less than 1% during both the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to rental rate increases.

              Other income increased approximately $38,000 for the six months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to a real estate tax refund at one Local Partnership in the first quarter.

              Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance and operating and other decreased and increased less than 1% for the three and six months ended September 30, 1996, respectively, as compared to the corresponding periods one year earlier.

              General and administrative increased approximately $141,000 and $113,000 for the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995. These increases were primarily due to an increase in security expenses at two Local Partnerships and an increase in legal expenses due to the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code by another Local Partnership.

              General and administrative-related parties decreased approximately $56,000 and $78,000 for the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in partnership management fees as well as a decrease in property management fees primarily attributable to the management of one additional Local Partnership in 1995.

              Repairs and maintenance increased approximately $198,000 for the six months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to increases at five Local Partnerships. There was an increase at one Local Partnership due to the replacement of leaking deck areas. The increase at the second Local Partnership was due to plumbing repairs necessary due to frozen pipes as well as an increase in painting expenses. The increase at the third Local Partnership was due to repairs necessary to make units ready to show and ultimately lease in order to increase occupancy. The increase at the fourth Local Partnership was due to repairs to one unit which was damaged by fire. The increase at the fifth Local Partnership was due to intercom and fire alarm repairs along with an increase in painting expenses.

              Operating and other increased approximately $137,000 for the six months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to an increase in utilities at two Local Partnership's.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)


                            By:    RELATED CREDIT PROPERTIES II L.P.,
                                   a General Partner


                            By:    RELATED CREDIT PROPERTIES II INC.,
                                   a General Partner



Date: November 13, 1996            By:   /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         Vice President
                                         (Principal Financial Officer)



Date: November 13, 1996            By:   /s/ Richard A. Palermo
                                         ----------------------
                                         Richard A. Palermo,
                                         Treasurer
                                         (Principal Accounting Officer)



                            and


                            By:    LIBERTY G.P. II INC.,
                                   a General Partner



Date: November 13, 1996            By:   /s/ Paul L. Abbott
                                         ------------------
                                         Paul L. Abbott,
                                         Chairman of the Board, President, Chief
                                         Operating Officer and Director