Form 10-Q
period 1996-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 1997-02-14
CIK 832141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 0-24660



                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)



        Delaware                                                 13-3458180
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                                10022
--------------------------------------                             ------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ==========================
                                                   December 31,    March 31,
                                                       1996          1996
                                                   ------------   -----------
ASSETS
Property and equipment, net of
   accumulated depreciation
   of $54,682,942 and $48,743,758,
   respectively ............................    $188,018,389     $192,479,831
Cash and cash equivalents ..................       4,964,659        4,498,565
Cash held in escrow ........................       6,090,830        6,382,851
Deferred costs, net of accumulated
   amortization of $3,006,810
   and $2,877,861, respectively ............       4,396,115        4,479,818
Other assets ...............................       4,570,073        4,988,601
                                                ------------     ------------

   Total assets ............................    $208,040,066     $212,829,666
                                                ============     ============

LIABILITIES AND PARTNERS' CAPITAL
    Liabilities

   Mortgage notes payable ..................    $118,885,164     $119,895,307
   Accounts payable and other
    liabilities ............................       9,641,525        8,477,781
   Due to local general partners and
    affiliates .............................      10,870,462       10,632,221
   Due to general partners and
    affiliates .............................       1,396,302        1,216,964
   Due to selling partners .................       3,664,289        3,658,664
                                                ------------     ------------

   Total liabilities .......................     144,457,742      143,880,937
                                                ------------     ------------

Minority interest ..........................       3,576,432        3,827,457
                                                ------------     ------------

Commitments and contingencies (Note 3)

Partners' capital

   Limited partners (115,917.5 BACs
    issued and outstanding) ................      60,436,517       65,500,743
   General partners ........................        (430,625)        (379,471)
                                                ------------     ------------

   Total partners' capital .................      60,005,892       65,121,272
                                                ------------     ------------

   Total liabilities and partners'
    capital ................................    $208,040,066     $212,829,666
                                                ============     ============

           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ======================== =========================
                         Three Months Ended         Nine Months Ended
                            December 31,               December 31,
                      ------------------------ -------------------------
                           1996       1995*         1996        1995*
                      ------------------------ -------------------------
Revenues
 Rentals, net ....   $ 6,522,495  $ 6,059,945  $18,626,485  $18,096,604
 Other ...........       209,630      185,529      520,802      458,787
                     -----------  -----------  -----------  -----------
                       6,732,125    6,245,474   19,147,287   18,555,391
                     -----------  -----------  -----------  -----------
Expenses
 General and
  administrative .     1,527,376    1,590,941    4,633,115    4,583,287
 General and
  administrative-
  related parties
  (Note 2) .......       252,985      265,428      735,294      825,521
 Repairs and
  maintenance ....       983,695      791,864    2,799,098    2,408,862
 Operating and
  other ..........       545,686      455,426    2,084,921    1,857,464
 Real estate taxes       266,425      278,867      800,935      823,656
 Insurance .......       333,250      346,057      915,552      894,396
 Interest ........     2,159,823    2,048,886    6,369,805    6,247,582
 Depreciation and
  amortization ...     2,043,372    2,253,798    6,064,538    6,281,497
                     -----------  -----------  -----------  -----------
                       8,112,612    8,031,267   24,403,258   23,922,265
                     -----------  -----------  -----------  -----------

Minority interest
 in loss of
 subsidiaries ....        53,841       33,356      140,591      152,133
                     -----------  -----------  -----------  -----------

Net loss .........   $(1,326,646) $(1,752,437) $(5,115,380) $(5,214,741)
                     ===========  ===========  ===========  ===========
Net loss-
 limited
 partners ........   $(1,313,379) $(1,734,913) $(5,064,226) $(5,162,594)
                     ===========  ===========  ===========  ===========

Number of BACs
 outstanding .....     115,917.5    115,917.5    115,917.5    115,917.5
                     ===========  ===========  ===========  ===========
Net loss
 per BAC .........   $    (11.33) $    (14.97) $    (43.69) $    (44.54)
                     ===========  ===========  ===========  ===========

* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                         =======================================
                                          Limited      General
                              Total       Partners     Partners
                         ---------------------------------------

Partners' capital -
 April 1, 1996            $65,121,272   $65,500,743   $ (379,471)
Net loss                   (5,115,380)   (5,064,226)     (51,154)
                           ----------    ----------    ---------
Partners' capital -
 December 31,
 1996                     $60,005,892   $60,436,517   $ (430,625)
                           ==========    ==========    =========

           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                          =============================
                                                 Nine Months Ended
                                                    December 31,
                                          -----------------------------
                                               1996          1995
                                          -----------------------------
Cash flows provided by operating
  activities:

   Net loss ............................   $(5,115,380)   $(5,214,741)
                                           -----------    -----------

   Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
   Depreciation and amortization .......     6,064,538      6,281,497
   Minority interest in loss of
    subsidiaries .......................      (140,591)      (152,133)
   Decrease in other assets ............       418,528        132,869
   Decrease (increase) in cash held
    in escrow ..........................       211,509       (187,011)
   Increase in accounts payable and
    other liabilities ..................     1,163,744      1,160,886
   Increase in due to general partners
    and affiliates .....................       179,338        242,642
   Increase in due to local general
    partners and affiliates ............       478,489        624,802
   Decrease in due to local general
    partners and affiliates ............      (240,248)      (142,560)
                                           -----------    -----------

    Total adjustments ..................     8,135,307      7,960,992
                                           -----------    -----------

   Net cash provided by operating
    activities .........................     3,019,927      2,746,251
                                           -----------    -----------

Cash flows used in investing
  activities:

   Acquisition of property and
    equipment ..........................    (1,480,928)    (1,123,563)
   Decrease in cash held
    in escrow ..........................        80,512          6,411
                                           -----------    -----------

   Net cash used in investing activities    (1,400,416)    (1,117,152)
                                           -----------    -----------

Cash flows used in financing activities:

           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                          =============================
                                                 Nine Months Ended
                                                    December 31,
                                          -----------------------------
                                               1996          1995
                                          -----------------------------

   Increase in deferred costs ........       (38,465)             0
   Repayments of mortgage notes ......    (1,010,143)    (1,016,439)
   Increase in due to selling partners         5,625          5,625
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority
    interest .........................      (110,434)       (78,354)
                                         -----------    -----------

   Net cash used in financing
    activities .......................    (1,153,417)    (1,089,168)
                                         -----------    -----------

Net increase in cash and
   cash equivalents ..................       466,094        539,931

Cash and cash equivalents at
   beginning of period ...............     4,498,565      4,374,218
                                         -----------    -----------

Cash and cash equivalents at
   end of period .....................   $ 4,964,659    $ 4,914,149
                                         ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

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

Effective August 16, 1996, pursuant to an Agreement and Consent ("Agreement"), Spring Creek Retail Associates, L.P. ("Retail") was merged with Spring Creek Associates, L.P. ("Spring Creek") in which the Partnership has a limited partnership interest. Before such merger the commercial net rental income from Retail was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Effective upon the merger, the partnership agreement of Spring Creek was amended and the net lease agreement was cancelled.

The Partnership's fiscal quarter ends December 31. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $83,000 and $323,000 and $160,000 and $425,000 for the three and nine months ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for three and nine months ended December 31, 1996 and 1995 and cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

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

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the three and nine months ended December 31, 1996 and 1995 are as follows:

                    Three Months Ended     Nine Months Ended
                        December 31,           December 31,
                   --------------------   -------------------
                     1996       1995*       1996       1995*
                   --------------------   -------------------
Partnership
 management
 fees (a) ......   $ 50,000   $ 83,000   $150,000   $249,000
Expense
 reimburse-
 ment (b) ......     36,860     20,040     90,675     73,937
Property manage-
 ment fees (c) .    153,625    153,388    457,619    477,584
Local adminis-
 trative fee (d)     12,500      9,000     37,000     25,000
                   --------   --------   --------   --------

                   $252,985   $265,428   $735,294   $825,521
                   ========   ========   ========   ========

*  Reclassified for comparative purposes

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

Partners amounting to approximately $1,032,000 and $882,000 were accrued and unpaid as of December 31, 1996 and March 31, 1996, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $357,788 and $1,119,240 and $360,185 and $1,086,242 for the three and nine months ended December 31, 1996 and 1995 respectively. Of these fees $153,625 and $457,619 and $153,388 and $477,584 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $19,097 and $56,275 and $30,060 and $91,418 for the three and nine months ended December 31, 1996 and 1995, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

Santa Juanita II Limited Partnership
------------------------------------
A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 3 - Commitments and Contingencies (continued)

foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita. A hearing has been scheduled for March 1997 for purposes of taking over management of Santa Juanita. After such hearing the special limited partner and/or its affiliates will attempt to negotiate a settlement of this judgment. In June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $500,000 at December 31, 1996. The Partnership's investment in Santa Juanita at December 31, 1996 and March 31, 1996 was approximately $500,000 and $568,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's loss after minority interest amounted to approximately $23,000 and $68,000 and $17,000 and $59,000 for the three and nine months ended December 31, 1996 and 1995, respectively.

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

Williamsburg Residential, L.P.
------------------------------
In January 1997 the underlying mortgage note of Williamsburg Residential, L.P. ("Williamsburg") was accelerated by the lender due to the non-payment of the required monthly installments due for November 1996 through January 1997 and the transfer of the general partnership interest which constituted events of default. On January 27, 1997, Williamsburg entered into a forbearance agreement with the lender to temporarily forestall or postpone the further exercising of the lender's remedies while Williamsburg

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 3 - Commitments and Contingencies (continued)

negotiates a workout agreement. The forbearance agreement which expires March 27, 1997 required a payment of $100,461 upon execution and requires payment by the fifteenth of February and the fifteenth of March of all net operating income for the preceding month (with certified rent rolls and certified operating statements sent to the lender) which will be applied to amounts due and owing under the loan agreement. At the end of the forbearance period if Williamsburg has not paid in full all amounts due and owing under the loan documents or entered into a written workout agreement with the lender, the lender may proceed with lender's remedies without any notice or demand to Williamsburg. The Partnership's investment in Williamsburg at December 31, 1996 and March 31, 1996 was approximately $946,000 and $1,037,000, respectively, and the minority interest balance was zero at each date. Williamsburg's net loss after minority interest amounted to approximately $25,000 and $91,000 and $46,000 and $144,000 for the three and nine months ended December 31, 1996 and 1995, respectively.

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

As of December 31, 1996 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $439,000 of the purchase price remains to be paid (none of which is being held in escrow). During the nine months ended December 31, 1996, $294,250 was paid (all of which was released from escrow).

During the nine months ended December 31, 1996, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships increased approximately $466,000. This increase was primarily due to cash provided by operating activities ($8,135,000), and a decrease in cash held in escrow for investing activities ($81,000) which exceeded acquisitions of property and equipment ($1,481,000), an increase in deferred costs ($38,000), repayments of mortgage notes ($1,010,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($123,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization in the amount of approximately $6,065,000.

The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $702,000 and $402,000 was unused at December 31,1996 and March 31, 1996, respectively. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the nine months ended December 31, 1996 and 1995 respectively, amounts received from operations of the Local Partnerships were approximately $621,000 and $7,000, respectively.

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

However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Results of operations for the three and nine months ended December 31, 1996 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 8% and 3% during the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995 primarily due to the merger of Spring Creek Retail Associates, L.P. ("Retail") with Spring Creek Associates, L.P. ("Spring Creek") effective August 16, 1996. Before such merger the commercial rent was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Excluding Spring Creek, rental income decreased approximately 2% and increased less than 1% during the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995 primarily due to rental rate increases amounting to approximately 1% and 2% which were offset and partially offset, respectively, by decreases in occupancy at two Local Partnerships.

Other income increased approximately $24,000 and $62,000 for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995 primarily due to a real estate tax refund at one Local Partnership in the first quarter and the renting of a roof for a microwave antenna at another Local Partnership in the third quarter.

Total expenses excluding general and administrative-related parties, repairs and maintenance and operating and other decreased 3% and less than 1% for the three and nine months ended December 31, 1996, respectively, as compared to the corresponding periods one year earlier.

General and administrative-related parties decreased approximately $90,000 for the nine months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in partnership management fees.

Repairs and maintenance increased approximately $192,000 and $390,000 for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995 primarily due to increases at five Local Partnerships. There was an increase at one Local Partnership due to the replacement of leaking deck areas. The increase at the second Local Partnership was due to plumbing repairs necessary due to frozen pipes as well as an increase in painting expenses. The increase at the third Local Partnership was due to repairs necessary to make units ready to show and ultimately lease in order to increase occupancy. There was an increase at a fourth Local Partnership due to repairs to one unit which was damaged by fire. The increase at the fifth Local Partnership was due to wall repairs which were necessary due to water penetration.

Operating and other increased approximately $90,000 and $227,000 for the three and nine months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in utilities at two Local Partnerships.

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

           (b) Reports on Form 8K - No reports on Form 8-K were filed during the quarter.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                                    By: RELATED CREDIT PROPERTIES II L.P.,
                                        a General Partner

                                    By: RELATED CREDIT PROPERTIES II INC.,
                                        a General Partner

Date:  February 13, 1997

                                        By:/s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes,
                                           Vice President
                                           (principal financial officer)

Date:  February 13, 1997

                                        By:/s/ Richard A. Palermo
                                           ----------------------
                                           Richard A. Palermo,
                                           Treasurer
                                           (principal accounting officer)


                                    By: LIBERTY G.P. II INC.,
                                        a General Partner

Date:  February 13, 1997

                                        By:/s/ Paul L. Abbott
                                           ------------------
                                           Paul L. Abbott,
                                           Chairman of the Board, President,
                                           Chief Operating Officer and Director