Form 10-K
period 1997-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 1997-07-01
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
---   ACT OF 1934

For the fiscal year ended March 31, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   13-3458180
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

625 Madison Avenue, New York, New York                   10022
---------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates (including underlying Limited Partnership Interests)
     (Title of Class)

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

     None

Index to exhibits may be found on page 110

                                     PART I

Item 1. Business.

General

     Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner.

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

     The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 1997, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties.

     The investment objectives of the Partnerships are to:

     1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent historic rehabilitation tax credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

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

     One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Partnership ceases to meet qualification requirements , (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

     The General Partners generally require in connection with certain investments in Local Partnerships that the general partner of the local partnership undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 1997, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the Operating Deficit Guarantee are treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

     The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $17,193,735, $17,174,288 and $17,203,141 in Tax Credits during the
1996, 1995 and 1994 Fiscal Years, respectively.

     The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

     As of March 31, 1997, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. Cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as to the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts but there is no guarantee that such extensions will be available in the future. Though HUD initially backed away from the "marked-to-market" proposal, it has now been reintroduced as "Portfolio Restructuring".

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnerships Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership has acquired an interest as a limited partner in 27 Local Partnerships. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.

     Except for the five limited partnerships listed below, the following is the allocation of ownership percentage for each of the lower-tier partnerships:

            General Partner                                        1%
            Special Limited Partner                                1%
            Limited Partner -
                     Liberty Tax Credit Plus II L.P.              98%

                                   General             Special             Liberty Tax               *Other
                                  Partner(s)     Limited Partner       Credit Plus II L.P.       Limited Partners
                                  ----------     ---------------       -------------------       ----------------
Concourse Artists                       1%                1%                   19%                   79%
Grand Concourse                         1%                1%                   19%                   79%
Robin Housing                           1%                1%                   19%                   79%
Willoughby - Wyckoff                    1%                1%                   19%                   79%
Penn Alto                               1%                1%                 78.40%                 19.60%

*  Affiliate of Liberty Tax Credit Plus II L.P. with same management

                           Local Partnership Schedule

                                                                                    % of Units Occupied at May 1,
                                                                                  ---------------------------------
Name and Location (Number of Units)                         Date Acquired         1997    1996   1995   1994   1993
-----------------------------------                         -------------         ----    ----   ----   ----   ----
Polynesian Apartments Associates, Ltd.
   (a Limited Partnership)
   Homestead, FL (84)                                       July 1988                100     94     99     99     0*
Seagrape Village Associates, Ltd.
   (a Limited Partnership)
   Homestead, FL (112)                                      July 1988                100     96    100    100     0*
Metropolitan Towers Associates, L.P.
   Rio Piedras, PR (150)                                    December 1988             95     99    100     99     97
Westminster Place II - Olive Site, L.P.
   St. Louis, MO (84)                                       October 1988              90     88     93     99     96
Property Development Associates, L.P.
   Kansas City, MO (232)                                    December 1988             98     98     99     97     94
Whittier Plaza Associates Limited Partnership
   St. Louis, MO (27)                                       December 1988             81     81     88    100     89
United-Glen Arden I Limited Partnership
   Glen Arden, MD (354)                                     December 1988             91     90     95     96     87
United-Glen Arden II Limited Partnership
   Glen Arden, MD (238)                                     December 1988             95     98     98     96     94
Rolling Green Limited Partnership
   Chicago, IL (224)                                        December 1988             96     87     92     91     96
Santa Juanita II Limited Partnership
   Bayamon, PR (46)                                         December 1988            100    100    100    100    100

                           Local Partnership Schedule
                                  (continued)

                                                                                    % of Units Occupied at May 1,
                                                                                  ---------------------------------
Name and Location (Number of Units)                         Date Acquired         1997    1996   1995   1994   1993
-----------------------------------                         -------------         ----    ----   ----   ----   ----
Spring Creek Associates, L.P.
   (a Delaware Limited Partnership)
   Brooklyn, NY (582)                                       December 1988             97     97     95     97     99
East Two Thirty-Five Associates
   (a Delaware Limited Partnership)
   New York, NY (17)                                        December 1988            100     94     94    100    100
Upper Fifth Avenue Residential Associates, L.P.
   New York, NY (151)                                       January 1989              96     97     93     95     95
West 107th Street Associates, L.P.
   (a Delaware Limited Partnership)
   New York, NY (25)                                        January 1989             100    100    100     96    100
General Atlantic Second Avenue Associates, L.P.
   (a Delaware Limited Partnership)
   New York, NY (18)                                        January 1989              95     94    100    100    100
Church Lane Associates
   Germantown, PA (40)                                      February 1989             98     95     92     99     98
Campeche Isle Apartments Limited Partnership
   Galveston, TX (208)                                      May 1989                  70     65     85     97     99
Robin Housing Associates (a Limited Partnership)
   Bronx, NY (100)                                          November 1988             99     97     92     96     96
Concourse Artists Housing Associates
   (a Limited Partnership)
   Bronx, NY (23)                                           November 1988             96     96    100     98    100
2051 Grand Concourse Housing Associates
   (a Limited Partnership)
   Bronx, NY (63)                                           November 1988             97     97     98     95     96
Willoughby-Wyckoff Housing Associates
   (a Limited Partnership)
   Bronx, NY (68)                                           November 1988             93     97     88     90     85
Goodfellow Place Limited Partnership
   St. Louis, MO (71)                                       May 1989                  99     91     96     98     92
Penn Alto Associates Limited Partnership
   Altoona, PA (150)                                        June 1989                 81     87     81     94    100
Gramco Development Limited Dividend
   Partnership, L.P.
   Bayamon, PR (300)                                        July 1989                 94     99     93    100    100
Alexis Park Apartments
   A Louisiana Partnership in Commendam
   Bossier City, LA (280)                                   July 1989                 92     93     95     97     93
Williamsburg Residential, L.P.
   Witchita, KS (76)                                        August 1989               74     93     91    100     98
Victory Apartments
   Chicago, IL (107)                                        September 1989            97     96     98    100     98

* Both properties suffered from major damage from Hurricane Andrew. The reconstruction and leasing of the buildings was completed during the summer of 1993.

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

Item 3. Legal Proceedings.

     This information is incorporated by reference to the discussions of Alexis, Metropolitan, Santa Juanita, Robin Housing, Campeche and Bayamon in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     As of June 16, 1997, the Partnership has 8,421 registered holders of an aggregate of 115,917.5 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

     There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

     The Partnership has not made any distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancings or sales proceeds.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on July 20, 1988. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                              Years Ended March  31
                                               ------------------------------------------------------------------------------------
OPERATIONS                                         1997              1996*             1995*             1994*             1993*
----------                                     ------------      ------------      ------------      ------------      ------------
Revenues                                       $ 25,919,807      $ 25,386,930      $ 25,074,695      $ 24,430,064      $ 25,158,658

Operating expenses                               39,490,613        32,104,631        32,403,689        31,395,344        30,757,467
                                               ------------      ------------      ------------      ------------      ------------

Loss before minority interest
   and extraordinary items                      (13,570,806)       (6,717,701)       (7,328,994)       (6,965,280)       (5,598,809)

Minority interest in loss
   of subsidiaries                                  163,680           185,143           418,892           585,685         1,136,510
                                               ------------      ------------      ------------      ------------      ------------

Loss before extraordinary
   items                                        (13,407,126)       (6,532,558)       (6,910,102)       (6,379,595)       (4,462,299)

Extraordinary gain (loss)                                 0                 0                 0                 0         1,120,708
                                               ------------      ------------      ------------      ------------      ------------
Net loss                                       $(13,407,126)     $ (6,532,558)     $ (6,910,102)     $ (6,379,595)     $ (3,341,591)
                                               ============      ============      ============      ============      ============

Per unit amounts:

Loss before extra-
   ordinary item per BAC                       $    (114.50)     $     (55.79)     $     (59.01)     $     (54.48)     $     (55.27)

Extraordinary gain (loss)
   per BAC                                             0.00              0.00              0.00              0.00             26.73
                                               ------------      ------------      ------------      ------------      ------------

Net loss per BAC                               $    (114.50)     $     (55.79)     $     (59.01)     $     (54.48)     $     (28.54)
                                               ============      ============      ============      ============      ============

*Reclassified for comparative purposes

                                                                                   March 31,
                                            ----------------------------------------------------------------------------------------
FINANCIAL POSITION                              1997               1996               1995               1994              1993
------------------                          ------------       ------------       ------------       ------------       ------------
Total assets                                $200,269,263       $212,829,666       $218,920,596       $226,067,610       $232,159,011
                                            ============       ============       ============       ============       ============
Total liabilities                           $145,257,171       $143,880,937       $143,305,749       $143,119,315       $142,293,804
                                            ============       ============       ============       ============       ============
Minority interest                           $  3,297,946       $  3,827,457       $  3,961,017       $  4,384,363       $  4,921,680
                                            ============       ============       ============       ============       ============
Total partners' capital                     $ 51,714,146       $ 65,121,272       $ 71,653,830       $ 78,563,932       $ 84,943,527
                                            ============       ============       ============       ============       ============

     During the years ended March 31, 1993 through 1997, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. For the year ended March 31, 1997, there was also a decrease in assets due to a provision for impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Prior to the time that all of the net proceeds had been fully invested in Local Partnerships, the Partnership's primary source of funds was from the proceeds of its public offering. During the years ended March 31, 1997, 1996 and 1995, the primary sources of liquidity included: (i) working capital reserves in the original amount of 3% of gross equity raised; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

     As of March 31, 1997, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $439,000 of the purchase price remains to be paid (none of which is held in escrow). During the year ended March 31, 1997, $294,250 was paid (all of which was released from escrow).

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

     The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $520,000 and $402,000 was unused at March 31, 1997 and 1996, respectively. The General Partners believe that the remaining reserves plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 1997, 1996 and 1995, respectively, amounts received from operations of the Local Partnerships were approximately $621,000, $11,000 and $8,000.

     During the year ended March 31, 1997, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships increased approximately $458,000. This increase was primarily due to cash provided by operating activities $2,990,000, a decrease in cash held in escrow for investing activities ($429,000) and a net increase in due to local general partners and affiliates ($294,000) which exceeded acquisitions of property and equipment ($1,463,000), an increase in deferred costs ($33,000), repayments of mortgage notes ($1,165,000), a decrease in due to selling partners ($229,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($366,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $8,848,000 and a provision for impairment of assets of approximately $4,727,000.

     The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at rent stabilization. The gross amount of the Operating Deficit Guarantees is approximately $11,567,000, of which an aggregate of approximately $11,567,000, $11,273,300 and $10,099,330 had expired as of March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997, 1996 and 1995, respectively, approximately $5,580,000, $4,965,000 and
$4,304,000, had been funded by the Local General Partners to meet such obligations. Although all operating deficit guarantees have expired, management does not expect their expiration to have a material impact on liquidity, based on prior years' funding.

     Partnership management fees owed to the General Partners amounting to approximately $2,378,000 and $882,000 were accrued and unpaid as of March 31, 1997 and March 31, 1996, respectively.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the
Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as to the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts but there is no guarantee that such extensions will be available in the future. Though HUD initially backed away from the "marked-to-market" proposal, it has now been reintroduced as "Portfolio Restructuring".

     For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has recorded approximately $4,727,000 as a provision for loss on impairment of assets.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively).

     The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

     The net loss for the 1996, 1995 and 1994 Fiscal Years totaled $13,407,126, $6,532,558 and $6,910,102, respectively. The net loss for the 1996 Fiscal Year includes a provision for impairment of assets of approximately $4,727,000 (see
Note 4 in Item 8. Financial Statements and Supplementary Data).

     The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $17,193,735, $17,174,288 and $17,203,141 in Tax Credits during the
1995, 1994 and 1993 Fiscal Years, respectively.

1996 vs. 1995

     Rental income increased approximately 3% for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to the merger of Spring Creek Retail Associates, L.P. ("Retail") with Spring Creek Associates, L.P. ("Spring Creek") effective August 16, 1996 (see Note 1 to the financial statements in Item 8.). Before such merger, the commercial rent was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Excluding Spring Creek, rental income increased approximately 2% primarily due to rental rate increases.

     Other income decreased approximately $316,000 for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to a settlement agreement in 1995 which resulted in the return of funds allegedly distributed in an unauthorized manner by the managing agent to Bayamon's operating bank account (see Results of Operations of Certain Local Partnerships).

     Total expenses excluding general and administrative-related parties and provision for impairment of assets remained fairly consistent with an increase of approximately 5% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year.

     General and administrative-related parties increased approximately $1,233,000 for the 1996 Fiscal Year as compared to the corresponding period in 1995 primarily due to an increase in partnership management fees payable to the General Partners.

     A provision for impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplementary Data).

1995 vs. 1994

     Rental income increased approximately $44,000 for the 1995 Fiscal Year as compared to the corresponding period in 1994 due to annual rent increases which are generally subject to HUD limitations.

     Other income increased approximately $271,000 primarily due to a settlement agreement which resulted in the return of funds allegedly distributed in an unauthorized manner by the managing agent to Bayamon's operating bank account. (See Results of Operation's of Certain Local Partnerships).

     Total expenses, excluding general and administrative-related parties, remained fairly consistent with an increase of less than 1% for the 1995 Fiscal Year as compared to the corresponding period in 1994.

     General and administrative-related parties decreased approximately
$377,000 for the 1995 Fiscal Year as compared to the corresponding period in 1994 primarily due to the proceeds from the savings of interest expense resulting from a refinancing at one Local Partnership which became payable to the local general partner of such Local Partnership in the 1994 Fiscal Year (see
Note 8 to the financial statements in Item 8 below).

Results of Operations of Certain Local Partnerships

Whittier Plaza Associates

     The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that the partnership will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $550,000, $42,000 and $58,000 for the 1996, 1995 and 1994 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. A subsidiary general partner, pursuant to a development deficit guarantee agreement, has advanced $53,086 and $54,234 in the 1996 and 1995 Fiscal Years, respectively, and $291,994 since 1988 to fund operating cash shortfalls. In addition, the subsidiary partnership's management company, an affiliate of the local general partner, has deferred receipt of various fees since 1991 totalling $42,864. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 1997 and 1996 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $550,000 (after provision for impairment of assets of approximately $490,000), $42,000 and $58,000 for the 1996, 1995 and 1994 Fiscal Years.

Alexis Park Apartments

     During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("DEQ"). At December 31, 1996, 39 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital and the remaining 8 units have undergone refurbishing and are currently being rented to an oil company. It is anticipated that the units will be available to the general public in the near future.

     Alexis has also been named as co-defendant in a suit for damages filed by a group comprised of former tenants and a few present tenants at the project. The suit, Berzas, et. al. v. Oxy USA, Inc., et al., was instituted in January 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The suit alleges certain personal injuries as a result of exposure to toxic chemicals emanating from the site upon which the Apartment Complex is built. Management intends to deny all allegations stated in the complaint. Legal counsel for Alexis expects a settlement agreement and a dismissal of claims will be perfected in early 1997. The settlement will be paid by insurance with no loss to the Partnership.

     Alexis is named as co-defendant in another suit. The suit, Jimmy Green, et al. v. Cities Service Refinery, et al., was instituted in March 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The plaintiffs are a group of homeowners who live south of the Alexis site and are seeking damages for devaluation of their property and for alleged personal injuries suffered as a result of exposure to toxic chemicals which they claim emanated from the site of an oil refinery. Alexis is built on a portion of this site. The property upon which the plaintiffs homes are built is not within the boundaries of the oil refinery site. During 1996, Alexis' insurer settled the suit for $2,500.

     Alexis has filed a cross claim against the former owners of the property it now operates, for judgment against them in solido, for any damages Alexis may sustain arising from the environmental problem which is the subject of the suit and also, should Alexis be cast in judgment in the main demand, then for judgment over them in cross claim in solido, for the full amount of said judgment.

     Management of Alexis believes that the environmental issue has created a negative image for the Project. The DEQ has issued a statement that all occupied apartments are safe. Pursuant to an Investigative Agreement with the DEQ, additional testing of the project site and adjacent areas began June 15, 1992. The testing was overseen by the DEQ and was completed on February 10, 1995.

     The DEQ has now turned the matter over to the United States Environmental Protection Agency ("EPA") to review the testing. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997. According to the report, the EPA's inspection found that none of the units has acute air pollution levels. The report further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The report recommends certain remediation for these two units and states that testing of the surrounding units will continue. If remediation in some manner is required, the remediation plan will take into account the health and safety of the residents and workers which would improve the long-term prospects for occupancy.

     In July of 1991, the former general partner of Alexis received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner of Alexis opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis and the filing of Alexis' tax returns.

     The former general partner of Alexis denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on Alexis' financial statements are not determinable.

     In summary, management is optimistic that the hazardous waste matter will be favorably resolved and that any losses from the class action lawsuit will be covered by insurance. Management believes that the investigation by the U.S. Department of Justice is unlikely to have any material financial effect on Alexis. Management believes Alexis has demonstrated that it has the ability to generate sufficient operating capital without the oil company's assistance. Based on these evaluations, management believes that Alexis will continue as a going concern for at least one year beyond December 31, 1996. It is too premature to make an evaluation of the amount or range of Alexis' potential loss, therefore it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Alexis amounting to approximately $879,000 at March 31, 1997. Management estimates that the impact of the negative publicity on occupancy may continue for a while and believes that future levels of occupancy will depend on the final findings of the investigating parties and on future media attention. The Partnership's investment in Alexis at March 31, 1997 and 1996 was approximately $879,000 and $1,016,000, respectively, and the minority interest balance was approximately $3,800 and $5,200, respectively. Alexis' net loss after minority interest amounted to approximately $137,000, $244,000 and $165,000, for the 1996, 1995
and 1994 Fiscal Years, respectively.

Williamsburg Residential, L.P.

     In November 1996, the general partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

     The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), since shortly after the default. Williamsburg entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement runs through July 25, 1997. The general framework of the proposed loan modification agreement calls for: 1. Williamsburg to deposit an amount approximately equal to six months payments into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation will be used after which FNMA will not exercise further remedies relating to the default. The factors mentioned above create an uncertainty as to Williamsburg's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Williamsburg be unable to continue as a going concern. The Partnership's investment in Williamsburg at March 31, 1997 and 1996 was reduced to zero by prior and current years' losses and $1,037,000, respectively, and the minority interest balance was zero at each date. Williamsburg's net loss after minority interest amounted to approximately $1,667,000 (after provision for impairment of assets of approximately $1,588,000), $142,000 and $58,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Goodfellow Place Limited Partnership

     The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Goodfellow as a going concern. However, Goodfellow has sustained substantial operating losses in recent years. In addition, Goodfellow has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow originally established in 1990 in the amount of $163,000. Further, at December 31, 1996, current liabilities exceed current assets and prepaid expenses by $61,076.

     A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guarantee Escrow. The General Partners have defaulted on this requirement and placed $163,000 in an interest bearing money market account in the name of the project. This account has been voluntarily restricted by the general partners and has a balance of $165,756 at December 31, 1996. The general partners of Goodfellow plan to negotiate with CDA in an attempt to restructure the agreement to allow the project to place those funds in the operating deficit escrow account held in trust by Missouri Housing Development Committee ("MHDC"). These funds would then be used to fund future operating deficits. In addition, management is evaluating the possibility of increasing rents to meet cash flow needs.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Goodfellow, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncertain.

     It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Goodfellow at March 31, 1997 and 1996 was reduced to zero by prior and current years' losses and $34,000, respectively and the minority interest balance was zero at each date. Goodfellow's net loss after minority interest amounted to approximately $2,829,000 (after provision for impairment of assets of approximately $2,649,000), $102,000 and $103,000 for the 1996, 1995 and 1994
Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates

     The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies and equity deficiencies.

     Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations.

     Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements.

     The Partnership's investment in Willoughby at March 31, 1997 and 1996 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $182,000 and $184,000, respectively. Willoughby's net loss after minority interest amounted to approximately $273,000, $309,000 and $316,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Robin Housing Associates

     Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $160,000 at March 31, 1997. The Partnership's investment in Robin Housing at March 31, 1997 and 1996 was approximately $160,000 and $185,000 and the minority interest balance was $728,000 and $949,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $30,000, $36,000 and $31,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Metropolitan Towers Associates, L.P.

     The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by one of its tenants for damages suffered by her child upon falling from her apartment's balcony. The proceedings are still in a preliminary phase but it is legal counsel's opinion that if any damages are awarded to the plaintiff, the same will be covered by the partnership's insurance policy. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan amounting to approximately $1,340,000 at March 31, 1997. The Partnership's investment in Metropolitan at March 31, 1997 and 1996 was approximately $1,340,000 and $1,471,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $131,000, $147,000 and $139,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Gramco Development Limited Dividend

     The Office of the Inspector General ("OIG") conducted an audit of the construction and operational costs of the Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") to ascertain compliance with federal government regulations. The report on such audit recommended the repayment of $2,006,118 of Housing Development Assistance Grant ("HODAG") funds provided by HUD through the Municipality of Bayamon (the "Municipality"). The report also recommended the return of $341,667 to Bayamon's operating account, allegedly distributed in an unauthorized manner. In May 1995, the Partnership, OIG, HUD, the Municipality, the general contractor (a related company of Bayamon), the Local Partnership's general partner, the management agent, and the officers and directors of the related companies executed a settlement agreement. As a result of this agreement, the management agent assumed the liability and reimbursed $600,000 to the Municipality corresponding to HODAG funds and $341,667 to the project's general operating account which is included in other income for the 1995 Fiscal Year. The parties fully released one and the other from any further claim and any/all causes of action in connection with the OIG audit.

     In the event of a substantive violation to the provisions of certain agreements between Bayamon and the Municipality and between the Municipality and HUD, a promissory note dated April 4, 1987 for $4,867,000 granted to Bayamon shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Bayamon at March 31, 1997 and 1996 was approximately $1,231,000 and $1,506,000 and the minority interest balance was approximately $425,000 and $427,000, respectively. Bayamon's net income (loss) after minority interest amounted to approximately, ($275,000), $77,000 and ($252,000) for the 1996, 1995 and 1994
Fiscal Years, respectively.

Santa Juanita II Limited Partnership

     A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita. In June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the general partner's bankruptcy. As such, the court ordered the general partner to surrender the books and records of Santa Juanita to Liberty Associates, the special limited partner. Liberty Associates is in the process of amending Santa Juanita's Amended and Restated Agreement of Limited Partnership to remove the current general partner as general partner and management agent and admit a new general partner and management agent. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1996 and 1995 Fiscal Years for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $568,000 at March 31, 1997. The Partnerships investment in Santa Juanita at March 31, 1997 and 1996 was approximately $478,000 and $568,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $90,000, $90,000 and $177,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

Rolling Green Limited Partnership

     Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,198,880 and $1,143,607 in the 1996 and 1995 Fiscal Years, respectively. In September 1997 two of the three Section 8 contracts, now in operation, will expire. Management has been assured in verbal communications that such contracts will be renewed. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to be respectively changed to market value.

Campeche Isle Apartments, L.P.

     Campeche Isle Apartments, L.P. ("Campeche") filed a voluntary petition under Chapter 11 during March 1996. Although current on its debt service up to and including the January 1, 1996 payment, the property was unable to fully fund all operating expenses plus debt service following a 1% increase in the interest rate on the property's mortgage in June of 1994. Debt service had been kept current through advances by the subsidiary partnership's general partner, RCC Pineview, Inc., and the Partnership totaling $302,222 as of December 31, 1996. In addition, Campeche has not paid its managing agent in excess of $100,000 of management fees.

     In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during January and

February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, a Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche has presented a Plan of Reorganization to the Bankruptcy Court and the property is being operated under a Cash Collateral order issued by the Court. Campeche completed the restructuring of their mortgage debt on June 19, 1997 wherein the mortgage debt was settled for $4,200,000, through the following transactions:
Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership, Campeche, Campeche's general partner and one of the General Partners. In addition to paying off the mortgage, the restructuring agreement required Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 through the sale of a portion of its limited partnership interests in United-Glenarden I Limited Partnership and Property Development Associates, L.P. to Related Glenport Associates, L.P., an affiliate of the General Partner. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. The financial statements for the 1996 Fiscal Year for this subsidiary partnership were not audited. The Partnerships investment in Campeche at March 31, 1997 and 1996 was approximately $454,000 and $788,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss after minority interest amounted to approximately $334,000, $334,000 and $251,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

Seagrape Village Associates

     Pursuant to an audit conducted by HUD, it was determined that 14 units of the property were ineligible effective March 1, 1991, for inclusion in the housing assistance payment contract. On November 1, 1994, Seagrape Village Associates, Ltd. ("Seagrape") entered into a settlement agreement with HUD whereby Seagrape will reimburse to HUD the sum of $474,500 without interest over twelve years commencing on December 1, 1996. Payment will be made by deducting the monthly amount from each rental assistance payment. In 1994, Seagrape recorded a liability of $306,154 after discounting the value of the settlement by imputing an interest rate equal to 8%.

     During 1996, HUD reviewed the refinancing of the mortgage note payable with respect to its impact on rent. They determined that a retroactive reduction of rents should take place. On September 10, 1996, Seagrape entered into a settlement agreement with HUD whereby Seagrape will reimburse to HUD the sum of $90,093 without interest over four years commencing on December 1, 1996. Payment will be made by deducting the monthly amount from each rental assistance payment. Seagrape recorded a liability of $75,905 after discounting the value of the settlement by imputing an interest rate equal to 8%.

Other

     The Partnership's investment, as a limited partner in the Local Partnerships, is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

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

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8. Financial Statements and Supplementary Data.

                                                                          Sequential
                                                                             Page
                                                                             ----
(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                          21

        Consolidated Balance Sheets at March 31, 1997 and 1996                82

        Consolidated Statements of Operations for the Years Ended
        March 31, 1997, 1996 and 1995                                         83

        Consolidated Statements of Changes in Partners' Capital for the
        Years Ended March 31, 1997, 1996 and 1995                             84

        Consolidated Statements of Cash Flows for the Years Ended
        March 31, 1997, 1996 and 1995                                         85

        Notes to Consolidated Financial Statements                            88

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


     We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (1996, 1995 and 1994 Fiscal Years) subsidiary partnerships whose losses aggregated $10,828,750, $6,098,858, and $6,767,457 for the 1996, 1995 and 1994 Fiscal Years, respectively, and whose assets constituted 98% and 99% of the Partnership's assets at March 31, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements for 25 of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of two of these subsidiary partnerships for the 1996 Fiscal Year were unaudited.

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

     In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 1997 and 1996 and the results of their operations and cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of five of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1996 Fiscal Year for two of these subsidiary partnerships were not audited. The seven subsidiary partnerships' net losses aggregated $5,884,547(Fiscal 1996), $1,268,304 (Fiscal
1995) and $1,133,889 (Fiscal 1994) and their assets aggregated $24,497,927 and $30,301,229 at March 31, 1997 and 1996, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP



New York, New York
June 30, 1997
                                      -21-

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Polynesian Apartments Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-152

We have audited the accompanying statements of financial condition of Polynesian Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd., (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/  L. H. FRISHKOFF & COMPANY
                                             --------------------------
                                             L. H. FRISHKOFF & COMPANY


New York, New York
January 23, 1997

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

                                                   /s/ L. H. Frishkoff & Company
                                                       L. H. FRISHKOFF & COMPANY
New York, New York
January 19, 1996

                     [L. H. FRISHKOFF & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Seagrape Village Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                       FHA PROJECT NO. FL29--K005-015-151

We have audited the accompanying statements of financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/  L. H. FRISHKOFF & COMPANY
                                             -------------------------
                                             L. H. FRISHKOFF & COMPANY


New York, New York
January 24, 1997

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

          [JOSE E. ROSARIO & CO. - SAN JUAN, PUERTO RICO - LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, L.P. as of December 31, 1996 and 1995 and the related statements of operations and changes in partners' capital and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metropolitan Towers Associates, L.P. as of December 31, 1996 and 1995, the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/  JOSE E. ROSARIO & CO.
                                             ---------------------
                                             JOSE E. ROSARIO & CO.
                                             License No. 961
                                             Expires December 1, 1998


January 27, 1997

Stamp No. 1401431 of the Puerto
Rico College of CPAs was
affixed to the original.

          [JOSE E. ROSARIO & CO. - SAN JUAN, PUERTO RICO - LETTERHEAD]

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

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          Independent Auditors' Report


Partners
Westminster Place II -- Olive Site, L.P.
St. Louis Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., a limited partnership, as of December 31, 1996 and 1995 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 23, 1997

      [RUBIN, BROWN, GORNSTEIN & CO. LLP - ST LOUIS, MISSOURI - LETTERHEAD]

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

                                           /s/ Rubin, Brown, Gornstein & Co. LLP
January 24, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          Independent Auditors' Report


Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 1996 and 1995 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P., as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 21, 1997

      [RUBIN, BROWN, GORNSTEIN & CO. LLP - ST LOUIS, MISSOURI - LETTERHEAD]

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

January 22, 1996

                 [RUBIN, BROWN, GORNSTEIN & CO. LLP LETTERHEAD]


                          Independent Auditors' Report


Partners
Whittier Plaza Associates Limited
  Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, a limited partnership, as of December 31, 1996 and 1995 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 27, 1997

      [RUBIN, BROWN, GORNSTEIN & CO. LLP - ST LOUIS, MISSOURI - LETTERHEAD]

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

                                           /s/ Rubin, Brown, Gornstein & Co. LLP

February 1, 1996

                    [HABIF AROGETI & WYNNE, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1996, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/  Habif Arogeti & Wynne, P.C.


Atlanta, Georgia
January 31, 1997

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

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1995

                    [HABIF AROGETI & WYNNE, P.C. LETTERHEAD]


To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  Habif Arogeti & Wynne, P.C.

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

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1995

          [SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principle.


/s/  SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.
     ------------------------------------------------
     SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.


Chicago, IL
January 25, 1997

                [SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.
                        - CHICAGO, ILLINOIS - LETTERHEAD]

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

January 26, 1996

       [VELEZ, SEMPRIT, NIEVES & CO. - SAN JUAN, PUERTO RICO - LETTERHEAD]

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

                  [GROSSMAN, TUCHMAN AND SHAH, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Spring Creek
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 27, 1997

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

New York, N.Y.
January 29, 1996

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
East Two Thirty-Five
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income
(loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
January 29, 1997

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

New York, N.Y.
February 7, 1996

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 4, 1997

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

New York, N.Y.
February 1, 1996

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
West 107th Street
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
January 22, 1997

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

New York, N.Y.
January 29, 1996

                   [GROSSMAN, TUCHMAN & SHAH, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
General Atlantic Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 27, 1997

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

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Church Lane Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Church Lane Associates (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  J. H. WIlliams & Co., LLP


Kingston, Pennsylvania
February 10, 1997

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

                     [MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

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

Port Chester, New York
January 29, 1996

                     [MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C.


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

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

Port Chester, New York
January 29, 1996

                     [MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C.


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

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

Port Chester, New York
January 29, 1996

                     [MARDEN HARRISON & KREUTER LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1B to the financial statements, the Partnership has had operating losses, operating cash flow deficiencies, and equity deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C.


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

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

                       [WOLFE NILGES NAHORSKI LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note 12 to the financial statements, the Project has suffered recurring cash flow deficiencies from operations. This raises substantial doubt about the Project's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements include an adjustment of $2,648,894 for the impairment of apartment buildings held and used as described in Note 13, but do not include any adjustments relating to the recoverability and classification of other recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Partnership cannot continue in existence.


                                        /s/  Wolfe Nilges Nahorski
                                             ----------------------------
                                             A Professional Corporation
                                             Certified Public Accountants


February 10, 1997
St. Louis, Missouri

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

                                                    /s/ Wolfe Nilges Nahorski
                                                    ----------------------------
                                                    A Professional Corporation
                                                   Certified Public Accountants

February 6, 1996

                      [HAMILTON & MUSSER, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1996 and 1995 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1998 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mechanicsburg, Pennsylvania
February 26, 1997


                                        /s/  Hamilton & Musser, P.C.
                                             -----------------------------
                                             Certified Public Accountants

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

                [TORRES LLOMPART, SANCHEZ RUIZ & CO. LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS


Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

We have audited the accompanying balance sheet of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-3514( -LD (HODAG), as of December 31, 1996, and the related statements of profit and loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gramco Development Limited Dividend Partnership, L.P. as of December 31, 1995, were audited by other auditors whose report dated March 11, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/  Torres Llompart, Sanchez Ruiz & Co.

March 27, 1997
License No. 169
San Juan, Puerto Rico

Stamp number 1421600 was affixed
to the original of this report.

       [VELEZ, SEMPRIT, NIEVES & CO. - SAN JUAN, PUERTO RICO - LETTERHEAD]

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


                                February 24, 1997


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments,
  A Louisiana Partnership In Commendam
Bossier City, Louisiana

     We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1996 and December 31, 1995 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As mentioned in Note 12 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste, related lawsuits, and an unrelated investigation by the U. S. Department of Justice, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regards to these matters are also mentioned in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Cole, Evans & Peterson
     ----------------------
     Cole, Evans & Peterson


February 24, 1997
Shreveport, Louisiana

          [COLE, EVANS & PETERSON - SHREVEPORT, LOUISIANA - LETTERHEAD]

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

                                                      /s/ Cole, Evans & Peterson
                                                          Cole, Evans & Peterson

                         [CHESSER & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


Partners
Williamsburg Residential, L.P.
Wichita, Kansas

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position. of Williamsburg Residential, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the financial statements, the Company has suffered recurring losses from operations and defaulted on their mortgage note payable which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Chesser & Company


Wichita, Kansas
March 12, 1997

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


Wichita, Kansas
February 14, 1996

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997, on our consideration of the Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

                   [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]


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


/s/  PHILIP ROOTBERG & COMPANY, LLP

Chicago, Illinois
January 29, 1997

        [PHILIP ROOTBERG & COMPANY, LLP - CHICAGO, ILLINOIS - LETTERHEAD]

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

/s/ Philip Rootberg & Company, LLP

January 30, 1996

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31
                                                                      ------------------------------
                                                                           1997             1996
                                                                      -------------    -------------
                                             ASSETS

Property and equipment, at cost, less accumulated
   depreciation (Notes 2, 4  and 7)                                   $ 180,610,721    $ 192,479,831
Cash and cash equivalents (Notes 2, 3 and 10)                             4,956,628        4,498,565
Cash held in escrow (Notes 2, 3 and 5)                                    6,304,514        6,382,851
Deferred costs - less accumulated amortization (Notes 2 and 6)            4,273,139        4,479,818
Other assets                                                              4,124,261        4,988,601
                                                                      -------------    -------------

   Total assets                                                       $ 200,269,263    $ 212,829,666
                                                                      =============    =============


                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable (Note 7)                                       $ 118,783,431    $ 119,895,307
Accounts payable and other liabilities (Note 10)                          9,331,939        8,477,781
Due to local general partners and affiliates (Note 8)                    10,926,397       10,632,221
Due to general partners and affiliates (Note 8)                           2,785,541        1,216,964
Due to selling partners                                                   3,429,863        3,658,664
                                                                      -------------    -------------

                                                                        145,257,171      143,880,937
                                                                      -------------    -------------

Minority interests (Note 2)                                               3,297,946        3,827,457
                                                                      -------------    -------------

Commitments and contingencies (Notes 8 and 10)
Partners' capital
   Limited partners ( 115,917.5 BACs
     issued and outstanding) (Note 1)                                    52,227,688       65,500,743
   General partners                                                        (513,542)        (379,471)
                                                                      -------------    -------------

   Total partners' capital                                               51,714,146       65,121,272
                                                                      -------------    -------------

   Total liabilities and partners' capital                            $ 200,269,263    $ 212,829,666
                                                                      =============    =============



See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended March 31
                                                         --------------------------------------------
                                                              1997           1996*          1995*
                                                         ------------    ------------    ------------
Revenues
   Rental income                                         $ 25,187,403    $ 24,338,859    $ 24,297,753
   Other (Note 10)                                            732,404       1,048,071         776,942
                                                         ------------    ------------    ------------

                                                           25,919,807      25,386,930      25,074,695
                                                         ------------    ------------    ------------

Expenses
   General and administrative                               5,474,850       5,194,757       4,788,987
   General and administrative-related parties (Note 8)      2,283,782       1,051,462       1,428,375
   Repairs and maintenance                                  4,278,462       3,979,837       4,020,852
   Operating and other                                      3,116,779       2,838,531       3,028,546
   Real estate taxes                                        1,035,225       1,031,134       1,063,983
   Insurance                                                1,344,916       1,370,405       1,339,173
   Financial, primarily interest                            8,381,581       8,498,925       8,364,351
   Depreciation and amortization                            8,847,941       8,139,580       8,369,422
   Provision for impairment of assets (Note 4)              4,727,077               0               0
                                                         ------------    ------------    ------------

                                                           39,490,613      32,104,631      32,403,689
                                                         ------------    ------------    ------------

Loss before minority interest                             (13,570,806)     (6,717,701)     (7,328,994)

Minority interest in loss of subsidiaries                     163,680         185,143         418,892
                                                         ------------    ------------    ------------

Net loss                                                 $(13,407,126)   $ (6,532,558)   $ (6,910,102)
                                                         ============    ============    ============
Net loss - limited partners                              $(13,273,055)   $ (6,467,232)   $ (6,841,001)
                                                         ============    ============    ============
Number of BACs outstanding                                  115,917.5       115,917.5       115,917.5
                                                         ============    ============    ============
Net loss per BAC                                         $    (114.50)   $     (55.79)   $     (59.01)
                                                         ============    ============    ============



*Reclassified for comparative purpoes
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                        Total      Limited Partners  General Partners
                                        -----      ----------------  ----------------
Partners' capital - April 1, 1994      78,563,932      78,808,976        (245,044)
Net loss                               (6,910,102)     (6,841,001)        (69,101)
                                     ------------    ------------    ------------

Partners' capital - March 31, 1995     71,653,830      71,967,975        (314,145)
Net loss                               (6,532,558)     (6,467,232)        (65,326)
                                     ------------    ------------    ------------

Partners' capital - March 31, 1996     65,121,272      65,500,743        (379,471)

Net loss                              (13,407,126)    (13,273,055)       (134,071)
                                     ------------    ------------    ------------

Partners' capital - March 31, 1997   $ 51,714,146    $ 52,227,688    $   (513,542)
                                     ============    ============    ============







See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       Year Ended March 31
                                                         --------------------------------------------
                                                             1997            1996*           1995*
                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                              $(13,407,126)   $ (6,532,558)   $ (6,910,102)
                                                         ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

     Present value of legal settlement (Note 10)               75,905               0         363,149
     Loss on sale of property and equipment                    21,061               0          17,435
     Depreciation and amortization                          8,847,941       8,139,580       8,369,422
     Provision for impairment of assets                     4,727,077               0               0
     Minority interest in loss of subsidiaries               (163,680)       (185,143)       (418,892)
     Accrued interest added to principal of
     mortgage note payable                                     52,872          52,872          52,872
   (Increase) decrease in assets
     Cash held in escrow                                     (350,708)       (135,938)       (519,316)
     Deferred costs                                           (23,625)              0          (5,000)
     Other assets                                             864,340        (154,802)       (538,766)
   Increase (decrease) in liabilities
     Accounts payable and other liabilities                   778,253         424,090      (1,534,982)
     Due to general partners and affiliates                 1,568,577         502,513         329,411
                                                         ------------    ------------    ------------

   Total adjustments                                       16,398,013       8,643,172       6,115,333
                                                         ------------    ------------    ------------

   Net cash provided by (used in) operating activities      2,990,887       2,110,614        (794,769)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Acquisitions of property and equipment                  (1,463,525)     (1,452,484)       (264,731)
   Dispositions of property and equipment                           0               0               0
   Decrease (increase) in cash held in escrow                 429,045         (52,967)       (540,012)
                                                         ------------    ------------    ------------

   Net cash used in investing activities                   (1,034,480)     (1,505,451)       (804,743)
                                                         ------------    ------------    ------------

Net cash provided by (used in) operating and
   investing activities, carried forward                    1,956,407         605,163      (1,599,512)





*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)


                                                                       Year Ended March 31
                                                         --------------------------------------------
                                                             1997            1996*           1995*
                                                         ------------    ------------    ------------
Net cash provided by (used in) operating and
   investing activities, brought forward                 $  1,956,407    $    605,163    $ (1,599,512)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
   Increase in deferred costs                                 (33,140)       (128,112)        (94,190)
   Proceeds from refinancing of mortgage notes                      0               0       2,920,000
   Repayments of mortgage notes                            (1,164,748)     (1,184,860)     (4,028,749)
   Increase in due to local general partners
     and affiliates                                           735,853       1,115,182       2,470,239
   Decrease in due to local general partners
     and affiliates                                          (441,677)       (396,023)       (455,588)
   (Decrease) increase in due to selling partners            (228,801)         61,414          56,858
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest          (365,831)         51,583          (4,454)
                                                         ------------    ------------    ------------

   Net cash  (used in) provided by financing activities    (1,498,344)       (480,816)        864,116
                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents          458,063         124,347        (735,396)

Cash and cash equivalents at beginning of year              4,498,565       4,374,218       5,109,614
                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                 $  4,956,628    $  4,498,565    $  4,374,218
                                                         ============    ============    ============

Supplemental disclosure of cash flows information:

   Cash paid during the year for interest                $  7,356,078    $  7,600,270    $  7,553,865

Supplemental disclosures of noncash investing and financing activities:

   Proceeds from mortgage notes used to reduce due to
     local general partners and affiliates               $          0    $    161,205    $          0
   Increase in accounts payable and other liabilities
        from present value of legal settlement                 75,905               0         363,149
   Mortgage principal payments and funding of
        reserve for replacements made by the subsidiary
        general partner on the subsidiary's behalf                  0               0          74,621



*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - General

     Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

     The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership.

     The Partnership has acquired interests in 27 Local Partnerships as of March 31, 1997, and does not anticipate making any additional investments.

     Effective August 16, 1996, pursuant to an Agreement and Consent ("Agreement"), Spring Creek Retail Associates, L.P. ("Retail") was merged with Spring Creek Associates, L.P. ("Spring Creek") in which the Partnership has a limited partnership interest. Before such merger, the commercial net rental income from Retail was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Effective upon the merger, the partnership agreement of Spring Creek was amended and the net lease agreement was cancelled.

     The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs"), of which 120,000 have been registered with the Securities and Exchange Commission for sale to the public. The public offering was completed on January 9, 1989 with a total of 115,917.5 BACs sold and $115,917,500 of proceeds received by the Partnership.

     The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 27 subsidiary partnerships in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

     Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $524,000, $532,000 and $274,950 for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years), respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

     Property and equipment are carried at the lower of depreciated cost of estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has recorded approximately $4,727,000 as a provision for loss on impairment of assets.

     d) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

     g) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     h) Financial Statements Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 Fiscal Year Financial Statements to conform with the 1996 Fiscal Year Financial Statement presentation. Such reclassifications had no effect on net loss as previously reported.


NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     Cash and Cash Equivalents, and Cash Held in Escrow

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 3 - Fair Value of Financial Instruments (Continued)

     The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                 March 31, 1997               March 31, 1996
                                          ---------------------------   ---------------------------
                                            Carrying                      Carrying
                                             Amount       Fair Value       Amount      Fair Value
                                          ------------   ------------   ------------   ------------
Mortgage Notes Payable for which it is:
  Practicable to estimate fair value      $  9,039,722   $  8,154,347   $  9,206,333   $  8,160,232

  Not Practicable                         $109,743,706              *   $110,688,974              *


     *Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

     Due to Selling Partners and Due to General Partner and Affiliates

     The estimated fair value of the Partnership's due to selling partners and due to General Partner and affiliates which are different than the carrying value are as follows:

                                                 March 31, 1997               March 31, 1996
                                          ---------------------------   ---------------------------
                                            Carrying                      Carrying
                                             Amount       Fair Value       Amount      Fair Value
                                          ------------   ------------   ------------   ------------
Due to selling partners                   $  3,429,863   $  4,446,316   $  3,658,664   $  4,471,090
Due to general partner and
  affiliates                              $ 10,926,397   $ 10,191,997   $ 10,632,221   $ 10,206,358

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 4 - Property and Equipment

     The components of property and equipment are as follows:

                                            March 31
                                  ------------------------------  Estimated Useful
                                       1997           1996          Lives (Years)
                                  -------------    -------------  ----------------
Land                              $  14,444,085    $  14,537,850         --
Building and improvements           217,275,838      221,514,496      15 to 40
Other                                 5,190,378        5,171,243      5 to 15
                                  -------------    -------------
                                    236,910,301      241,223,589
Less: Accumulated depreciation      (56,299,580)     (48,743,758)
                                  -------------    -------------

                                  $ 180,610,721    $ 192,479,831
                                  =============    =============

     Included in property and equipment is $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 1997 and 1996. In addition, as of March 31, 1997 and 1996, buildings and improvements include $7,015,991 of capitalized interest.

     Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $8,584,497, $7,947,111 and $7,954,255, respectively.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of property and equipment.

     During the 1996 Fiscal Year, there was a decrease in accumulated depreciation in the amounts of $61,438 and $967,237 due to write-offs on dispositions and the provision for impairment of assets relating to Gramco Development Limited Dividend Partnership and Goodfellow Place Limited Partnership, respectively.

     On December 31, 1996, the buildings at Whittier Plaza Associates, L.P. were deemed to be impaired and written down to estimated fair value. Fair value was determined based on forecasted net operating income, capitalized at a rate of 10%. Carrying value exceeded estimated fair value by approximately $490,000. Accordingly, a loss of that amount has been charged to operations in the 1996 Fiscal Year.

     Williamsburg Residential L.P. has experienced significant losses and cash flow problems and is presently in default on the mortgage note. As a result of the operating losses and cash flow problems, management of Williamsburg determined that an impairment of the property existed at December 31, 1996. The impairment loss was determined to be $1,588,183 and has been charged to operations in the 1996 Fiscal Year. The amount of the impairment loss was determined based on the difference in the carrying value of the property and the valuation of the property based on capitalized cash flows.

     As a result of cash flow deficiencies decribed in Note 11, land and apartment buildings at Goodfellow Place Limited Partnership have been deemed to be impaired and written down to their fair value. The fair value at December 31, 1996 was estimated by management to be $1,140,000. Management estimated the fair value by capitalizing estimated annual cash flows before debt service using a 13% capitalization rate. The carrying value of the apartment buildings at December 31, 1996 exceeded their fair value by $2,648,894. An impairment loss of that amount has been charged to operations in the 1996 Fiscal Year.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 5 - Cash Held in Escrow

              Cash held in escrow is restricted and consists of the following:

                                                                March 31
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Real estate taxes, insurance, reconstruction
  and other                                            $3,289,258     $2,985,222
Reserve for replacements                                2,114,163      2,248,958
Tenant security deposits                                  901,093        854,421
Purchase price payments                                         0        294,250
                                                       ----------     ----------
                                                       $6,304,514     $6,382,851
                                                       ==========     ==========
NOTE 6 - Deferred Costs

              The components of other deferred costs and their periods of amortization are as follows:

                                                 March 31
                                        --------------------------
                                            1997          1996         Period
                                        -----------    -----------    ---------
Financing expenses                      $ 4,838,639    $ 4,805,499        *
Organization expenses                     1,660,147      1,834,552    60 months
Other                                       741,253        717,628     Various
                                        -----------    -----------
                                          7,240,039      7,357,679
Less:  Accumulated amortization          (2,966,900)    (2,877,861)
                                        -----------    -----------
                                        $ 4,273,139    $ 4,479,818
                                        ===========    ===========

     *Over the life of the respective related mortgages.

     Amortization expense for the years ended March 31, 1997, 1996 and 1995 amounted to $263,444, $192,469 and $415,167, respectively. During the year ended March 31, 1997, $174,405 of fully amortized deferred costs were written off.


NOTE 7 - Mortgage Notes Payable

     The mortgage notes are payable in aggregate monthly installments of approximately $701,000, including principal and interest at rates varying from 0% to 15% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 7 - Mortgage Notes Payable (Continued)

     Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

                  Fiscal Year                      Amount
                  -----------                      ------
                     1997                     $   2,227,876
                     1998                         1,531,116
                     1999                         1,617,217
                     2000                         1,725,032
                     2001                         1,860,890
                     Thereafter                 109,821,300
                                              -------------
                                              $ 118,783,431
                                              =============

     One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under
Section 236 of the National Housing Act. At December 31, 1996, said note, which bears interest at 7.5% per annum through May 1, 2011, has a balance of $2,732,263.

NOTE 8 - Related Party Transactions

     A) Related Party Fees

     One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

     The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                   Year Ended March 31,
                                          --------------------------------------
                                             1997          1996         1995
                                          ----------    ----------    ----------
Partnership management fees (a)           $1,496,000    $  299,000    $  293,000
Expense reimbursement (b)                     92,872        89,987        88,719
Property management fees (c)                 643,410       613,475       697,786
Local administrative fee (d)                  51,500        49,000        32,500
Interest expense (e)                               0             0       316,370
                                          ----------    ----------    ----------
                                          $2,283,782    $1,051,462    $1,428,375
                                          ==========    ==========    ==========

     (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $2,378,000 and $882,000 were accrued and unpaid as of March 31, 1997 and March 31, 1996, respectively.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (Continued)

     A) Related Party Fees (Continued)

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

     (c) Property management fees incurred by subsidiary partnerships amounted to $1,497,138, $1,478,178 and $1,456,512 for the 1996, 1995 and 1994 Fiscal
Years, respectively. Of these fees $643,410, $613,475 and $697,786 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $102,869, $77,325 and $127,061, respectively, which were also incurred to affiliates of the Partnership.

     (d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

     Liberty Associates II L.P. has a .01% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $500, $142 and $166 during the 1997, 1996 and 1995 Fiscal Years, respectively.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates II L.P. received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

     During the 1996 Fiscal Year, Related G.P. Holdings, Inc., an affiliate of the Related General Partner, purchased the general partner interest in the local general partner of four subsidiary partnerships: Spring Creek Associates, L.P., East Two Thirty-Five Associates, West 107th Street Associates, L.P. and General Atlantic Second Ave. Associates, L.P. As of November 1, 1996 and January 1, 1997, Related Management Company, L.P., an affiliate of the Related General Partner, became the managing agent of Spring Creek Associates, L.P. and East Two Thirty-Five Associates, respectively.

     (e) On June 3, 1994, Polynesian Apartments Associates, Ltd. refinanced its mortgage note. The original mortgage loan amortized over a thirty-year period assuming an eleven percent pay-rate on the outstanding principal balance. Interest accrued at two and three quarters percent above a specified index. At December 31, 1993, the interest rate was 6%. To the extent that the monthly payments exceeded the applicable interest rate, such excess payments (positive amortization) were to be treated as voluntary prepayments of the outstanding principal balance. Proceeds from the savings of interest expense amounting to 316,370 due to positive amortization became payable to the principals of the general partner, as stated in the partnership agreement.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 - Related Party Transactions (Continued)

     A) Related Party Fees (Continued)

     (f) Due to Local General Partners and affiliates at March 31, 1997 and 1996 consists of the following:

                                                              March 31,
                                                   -----------------------------
                                                      1997              1996
                                                   -----------       -----------
Operating advances                                 $ 1,974,497       $ 2,116,729
Development fee payable                              2,583,084         2,610,081
Operating deficit advances                           4,291,724         3,736,146
Management and other fees                              733,304           719,566
Long term notes payable (g)                            965,541         1,202,541
Interest - long term notes payable                     378,247           247,158
                                                   -----------       -----------
                                                   $10,926,397       $10,632,221
                                                   ===========       ===========

     (g) Long term notes payable consist of the following:

Polynesian                                         $  316,370        $  316,370

This promissory note bears interest at 11% with a maturity date of June 1, 2003.
Interest expense of $34,800 was incurred for the years ended March 31, 1997 and 1996


Seagrape                                              649,171           886,171
                                                   ----------        ----------

This promissory note bears interest at 11%
with a maturity date of July 1, 2002.
Interest expense of $96,289 and $97,479 was
incurred for the years ended March 31, 1997
and 1996
                                                   $  965,541        $1,202,541
                                                   ==========        ==========

     B) Guarantees

     The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guarantee Agreements vary for each Local Partnership, with the maximum dollar amounts to be funded for a specified period of time, generally three years, commencing at stabilization. The gross amount of the Operating Deficit Guarantees aggregates approximately $11,567,000, of which $11,567,000, $11,273,300 and $10,099,330 had expired as of March 31,
1997, 1996, and 1995, respectively. As of March 31, 1997, 1996, and 1995, approximately $5,580,000, $4,965,000 and $4,304,000, respectively had been funded by the Local General Partners to meet such obligations. Although all operating deficit guarantees have expired, management does not expect a material impact on liquidity, based on prior years' funding. Of the total amount funded through March 31, 1997, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Partnership, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $4,292,000 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow.

     The Operating Deficit Guarantee Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 9 - Income Taxes

     A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                      Year Ended December 31
                                                          --------------------------------------------
                                                              1996            1995*           1994*
                                                          ------------    ------------    ------------
Financial statement Net loss                              $(13,407,126)   $ (6,532,558)   $ (6,910,102)

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                        1,272,589         (59,193)        218,609

Difference between depreciation and amortization
   expense recorded for financial reporting purposes
   and the accelerated cost recovery system utilized
   for income tax purposes                                  (1,354,876)     (1,980,066)     (1,995,644)

Provision for impairment
   of assets recorded for financial reporting purposes       4,727,077               0               0

Non-deductible litigation settlement                            55,042         (18,800)        359,244

Excess losses allocated to minority interest for income
   tax purposes                                                863,663         799,926         640,859

Other                                                          412,996         (62,028)       (195,956)
                                                          ------------    ------------    ------------

Net loss as shown on the income tax return for the
   calendar year ended                                    $ (7,430,635)   $ (7,852,719)   $ (7,882,990)
                                                          ============    ============    ============

*Reclassified for comparative purposes


NOTE 10 - Commitments and Contingencies

     a) Subsidiary Partnerships - Going Concern

     The auditors for five subsidiary Partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments, Williamsburg Residential, L.P., Goodfellow Place Limited Partnership and Willougby-Wyckoff Housing Associates, modified their reports on the 1996 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     a) Subsidiary Partnerships - Going Concern (Continued)

     Whittier Plaza Associates

     The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that the partnership will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $550,000, $42,000 and $58,000 for the 1996, 1995 and 1994 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. A subsidiary general partner, pursuant to a development deficit guarantee agreement, has advanced $53,086 and $54,234 in the 1996 and 1995 Fiscal Years, respectively, and $291,994 since 1988 to fund operating cash shortfalls. In addition, the subsidiary partnership's management company, an affiliate of the local general partner, has deferred receipt of various fees since 1991 totalling $42,864. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 1997 and 1996 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $550,000 (after provision for impairment of assets of approximately $490,000), $42,000 and $58,000 for the 1996, 1995 and 1994 Fiscal Years.

     Alexis Park Apartments

     During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("DEQ"). At December 31, 1996, 39 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospitals, the remaining 8 units have undergone refurbishing and are currently being rented to an oil company. It is anticipated that the units will be available to the general public in the near future.

     Alexis has also been named as co-defendant in a suit for damages filed by a group comprised of former tenants and a few present tenants at the project. The suit, Berzas, et. al. v. Oxy USA, Inc., et al., was instituted in January 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The suit alleges certain personal injuries as a result of exposure to toxic chemicals emanating from the site upon which the Apartment Complex is built. Management intends to deny all allegations stated in the complaint. Legal counsel for Alexis expects a settlement agreement and a dismissal of claims will be perfected in early 1997. The settlement will be paid by insurance with no loss to the Partnership.

     Alexis is named as co-defendant in another suit. The suit, Jimmy Green, et al. v. Cities Service Refinery, et al., was instituted in March 1991 in the 26th Judicial District Court, Bossier Parish, Louisiana. The Partnership has been advised that Louisiana law does not permit disclosure of money damages sought. The plaintiffs are a group of homeowners who live south of the Alexis site and are seeking damages for devaluation of their property and for alleged personal injuries suffered as a result of exposure to toxic chemicals which they claim emanated from the site of an oil refinery. Alexis is built on a portion of this site. The property upon which the plaintiff's homes are built is not within the boundaries of the oil refinery site. During 1996, Alexis' insurer settled the suit for $2,500.

     Alexis has filed a cross claim against the former owners of the property it now operates, for judgment against them in solido, for any damages Alexis may sustain arising from the environmental problem which

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     a) Subsidiary Partnerships - Going Concern (Continued)

is the subject of the suit and also, should Alexis be cast in judgment in the main demand, then for judgment over them in cross claim in solido, for the full amount of said judgment.

     Management of Alexis believes that the environmental issue has created a negative image for the Project. The DEQ has issued a statement that all occupied apartments are safe. Pursuant to an Investigative Agreement with the DEQ, additional testing of the project site and adjacent areas began June 15, 1992. The testing was overseen by the DEQ and was completed February 10, 1995.

     The DEQ has now turned the matter over to the United States Environmental Protection Agency ("EPA") to review the testing. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997. According to the report, the EPA's inspection found that none of the units has acute air pollution levels. The report further states that two units were found to have sufficient amounts of air pollutants to possibily cause health concerns after years of continual exposure. The report recommends certain remediation for these two units and states that testing of the surrounding units will continue. If remediation in some manner is required, the remediation plan will take into account the health and safety of the residents and workers which would improve the long-term prospects for occupancy.

     In July of 1991, the former general partner of Alexis received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner of Alexis opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis and the filing of Alexis' tax returns.

     The former general partner denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on the Partnership's financial statements are not determinable.

     In summary, management is optimistic that the hazardous waste matter will be favorably resolved and that any losses from the class action lawsuit will be covered by insurance. Management believes that the investigation by the U.S. Department of Justice is unlikely to have any material financial effect on the Partnership. Management believes Alexis has demonstrated that it has the ability to generate sufficient operating capital without the oil company's assistance. Based on these evaluations, management believes that Alexis will continue as a going concern for at least one year beyond December 31, 1996. It is too premature to make an evaluation of the amount or range of Alexis' potential loss, therefore it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Alexis amounting to approximately $879,000 at March 31, 1997. Management estimates that the impact of the negative publicity on occupancy may continue for awhile and believes that future levels of occupancy will depend on the final findings of the investigating parties and on future media attention. The Partnership's investment in Alexis at March 31, 1997 and 1996 was approximately $879,000 and $1,016,000, respectively, and the minority interest balance was approximately $3,800 and $5,200, respectively. Alexis' net loss after minority interest amounted to approximately $137,000, $244,000 and $165,000, for the 1996, 1995
and 1994 Fiscal Years respectively.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     a) Subsidiary Partnerships - Going Concern (Continued)

     Williamsburg Residential, L.P.

     In November 1996, the general partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

     The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), since shortly after the default. Williamsburg entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement runs through July 25, 1997. The general framework of the proposed loan modification agreement calls for: 1. Williamsburg to deposit an amount approximately equal to six months payments into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation will be used after which FNMA will not exercise further remedies relating to the default. The factors mentioned above create an uncertainty as to Williamsburg's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should Williamsburg be unable to continue as a going concern. The Partnership's investment in Williamsburg at March 31, 1997 and 1996 was reduced to zero by prior and current years' losses and $1,037,000, respectively, and the minority interest balance was zero at each date. Williamsburg's net loss after minority interest amounted to approximately $1,667,000 (after provision for impairment of assets of approximately $1,588,000), $142,000 and $58,000 for the 1996, 1995 and 1994
Fiscal Years, respectively.

     Goodfellow Place Limited Partnership

     The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Goodfellow as a going concern. However, Goodfellow has sustained substantial operating losses in recent years. In addition, Goodfellow has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow originally established in 1990 in the amount of $163,000. Further, at December 31, 1996 current liabilities exceed current assets and prepaid expenses by $61,076.

     A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guarantee Escrow. The General Partners have defaulted on this requirement and placed $163,000 in an interest bearing money market account in the name of the project. This account has been voluntarily restricted by the general partners and has a balance of $165,756 at December 31, 1996. The general partners of Goodfellow plan to negotiate with CDA in an attempt to restructure the agreement to allow the project to place those funds in the operating deficit escrow account held in trust by Missouri Housing Development Commission ("MHDC"). These funds would then be used to fund future operating deficits. In addition, management is evaluating the possibility of increasing rents to meet cash flow needs.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     a) Subsidiary Partnerships - Going Concern (Continued)

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Goodfellow, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncertain.

     It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Goodfellow at March 31, 1997 and 1996 was reduced to zero by prior and current years' losses, and $34,000, respecitvely and the minority interest balance was zero at each date. Goodfellow's net loss after minority interest amounted to approximately $2,829,000 (after provision for impairment of assets of approximately $2,649,000), $102,000 and $103,000 for the 1996, 1995 and 1994
Fiscal Years, respectively.

     Willoughby-Wyckoff Housing Associates

     The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies and equity deficiencies.

     Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations.

     Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements.

     The Partnership's investment in Willoughby at March 31, 1997 and 1996 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $182,000 and $184,000, respectively. Willoughby's net loss after minority interest amounted to approximately $273,000, $309,000 and $316,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     b) Subsidiary Partnerships - Other

     Gramco Development Limited Dividend Partnership, L.P.

     The Office of the Inspector General conducted an audit of the construction and operational costs of the Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") to ascertain compliance with federal government regulations. The report on such audit recommended the repayment of $2,006,118 of Housing Development Assistance Grant ("HODAG") funds provided by the U.S. Department of Housing and Urban Development ("HUD") through the Municipality of Bayamon ("Municipality"). The report also recommended

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     b) Subsidiary Partnerships - Other (Continued)

the return of $341,667 to Bayamon's operating account, allegedly distributed in an unauthorized manner. In May 1995, the Partnership, OIG, HUD, the Municipality of Bayamon, the general contractor (a related company of Bayamon), the Local Partnership's general partner, the management agent, and the officers and directors of the related companies executed a settlement agreement. As a result of this agreement, the management agent assumed the liability and reimbursed $600,000 to the Municipality corresponding to HODAG funds and $341,667 to the project's general operating account, which is included in other income for the 1995 Fiscal Year. The parties fully released one and the other from any further claim and any/all causes of action in connection with the OIG audit.

     In the event of a substantive violation to the provisions of certain agreements between Bayamon and the Municipality and between the Municipality and HUD, a promissory note dated April 4, 1987 for $4,867,000 granted to Bayamon shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership's investment in Bayamon at March 31, 1997 and 1996 was approximately $1,231,000 and $1,506,000 and the minority interest balance was approximately $425,000 and $427,000, respectively. Bayamon's net income (loss) after minority interest amounted to approximately ($275,000), $77,000 and ($252,000) for the 1996, 1995 and 1994
Fiscal Years, respectively.

     Robin Housing Associates

     Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing amounting to approximately $160,000 at March 31, 1997. The Partnership's investment in Robin Housing at March 31, 1997 and 1996 was approximately $160,000 and $185,000 and the minority interest balance was $728,000 and $949,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $30,000, $36,000 and $31,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Metropolitan Towers Associates, L.P.

     The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by one of its tenants for damages suffered by her child upon falling from her apartment's balcony. The proceedings are still in a preliminary phase but it is legal counsel's opinion that if any damages are awarded to the plaintiff, the same will be covered by the partnership's insurance policy. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan amounting to approximately $1,340,000 at March 31, 1997. The Partnership's investment in Metropolitan at March 31, 1997 and 1996 was approximately $1,340,000 and $1,471,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $131,000, $147,000 and $139,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     b) Subsidiary Partnerships - Other (Continued)

     Santa Juanita II Limited Partnership

     A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita. In June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the general partner's bankruptcy. As such, the court ordered the general partner to surrender the books and records of Santa Juanita to Liberty Associates, the special limited partner. Liberty Associates is in the process of amending Santa Juanita's Amended and Restated Agreement of Limited Partnership to remove the current general partner as general partner and management agent and admit a new general partner and management agent. It is managements opinion that no accrual for potential losses is currently warranted in the financial statements. The financial statements for the 1996 and 1995 Fiscal Years for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita amounting to approximately $568,000 at March 31, 1997. The Partnerships investment in Santa Juanita at March 31, 1997 and 1996 was approximately $478,000 and $568,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $90,000, $90,000 and $177,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

     Rolling Green Limited Partnership

     Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,198,880 and $1,143,607 in the 1996 and 1995 Fiscal Years, respectively. In September 1997, two of the three Section 8 contracts, now in operation, will expire. Management has been assured in verbal communications that such contracts will be renewed. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to be respectively changed to market value.

     Campeche Isle Apartments, L.P.

     Campeche Isle Apartments, L.P. ("Campeche") filed a voluntary petition under Chapter 11 during March 1996. Although current on its debt service up to and including the January 1, 1996 payment, the property was unable to fully fund all operating expenses plus debt service following a 1% increase in the interest rate on the property's mortgage in June of 1994. Debt service had been kept current through advances by the subsidiary partnership's general partner, RCC Pineview, Inc., and the Partnership totaling $302,222 as of December 31, 1996. In addition, Campeche has not paid its managing agent in excess of $100,000 of management fees.

     In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     b) Subsidiary Partnerships - Other (Continued)

January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, a Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche has presented a Plan of Reorganization to the Bankruptcy Court and the property is being operated under a Cash Collateral order issued by the Court. Campeche completed the restructuring of their mortgage debt on June 19, 1997 wherein the mortgage debt was settled for $4,200,000, through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership, Campeche, Campeche's general partner and one of the General Partners. In addition to paying off the mortgage, the restructuring agreement required Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 through the sale of a portion of its limited partnership interests in United-Glenarden I Limited Partnership and Property Development Associates, L.P. to Related Glenport Associates, L.P., an affiliate of the General Partner. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. The financial statements for the 1996 Fiscal Year for this subsidiary partnership were not audited. The Partnerships investment in Campeche at March 31, 1997 and 1996 was approximately $454,000 and $788,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss after minority interest amounted to approximately $334,000, $334,000 and $251,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Seagrape Village Associates

     Pursuant to an audit conducted by HUD, it was determined that 14 units of the property were ineligible effective March 1, 1991, for inclusion in the housing assistance payment contract. On November 1, 1994, Seagrape Village Associates Ltd. ("Seagrape") entered into a settlement agreement with HUD whereby Seagrape will reimburse to HUD the sum of $474,500 without interest over twelve years commencing on December 1, 1996. Payment will be made by deducting the monthly amount from each rental assistance payment. In 1994, Seagrape recorded a liability of $306,154 after discounting the value of the settlement by imputing an interest rate equal to 8%.

     During 1996, HUD reviewed the refinancing of the mortgage note payable with respect to its impact on rent. They determined that a retroactive reduction of rents should take place. On September 10, 1996 Seagrape entered into a settlement agreement with HUD whereby Seagrape will reimburse to HUD the sum of $90,093 without interest over four years commencing on December 1, 1996. Payment will be made by deducting the monthly amount from each rental assistance payment. Seagrape recorded a liability of $75,905 after discounting the value of the settlement by imputing an interest rate equal to 8%.

     Polynesian Apartments Associates, Ltd.

     On November 1, 1994, Polynesian Apartments Associates, Ltd. ("Polynesian") entered into a settlement agreement with HUD whereby Polynesian will reimburse to HUD the sum of $88,250 without interest over twelve years commencing on December 1, 1994. Payment will be made by deducting the monthly amount from each rental assistance payment. Polynesian recorded a liability of $56,995 after discounting the value of the settlement by imputing an interest rate equal to 8%.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

     c) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 1997, uninsured cash and cash equivalents approximated $3,284,000.

     d) Line of Credit

     Included in accounts payable and other liabilities at March 31, 1997, is approximately $745,000 borrowed by one subsidiary partnership, Rolling Green, against a $1,000,000 line of credit. Rolling Green is required to pay forty-eight monthly installments of $10,602 including interest at an annual rate of 10.25% with a balloon payment of approximately $662,000 due on July 15, 1998.

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

     f) Tax Credits

     The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1996, 1995 and 1994 tax years, Housing Tax Credits of $17,193,735, $17,174,288 and $17,203,141, were generated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II Inc., the general partner of the Related General Partner, is set forth below.


      Name                             Position
      ----                             --------

      Stephen M. Ross                  Director

      J. Michael Fried                 President, Chief Executive Officer
                                        and Director

      Alan P. Hirmes                   Vice President

      Stuart J. Boesky                 Vice President

      Richard A. Palermo               Treasurer

      Lynn A. McMahon                  Secretary


     STEPHEN M. ROSS, 57, is a Director of the general partner of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President, Chief Executive Officer and a Director of the general partner of the Related General Partner. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital 's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 42, is a Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 41, is a Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RICHARD A. PALERMO, 37, is Treasurer of the general partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP II Inc.

    Name                            Position
    ----                            --------

    Paul L. Abbott                  Chairman of the Board, President, Chief
                                    Executive Officer and Chief Financial
                                    Officer

    Donald E. Petrow                Vice President

     PAUL L. ABBOTT, 51, is Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Liberty General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

     DONALD E. PETROW, 40, is a Vice President of the Liberty General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. degree in accounting from Saint Peters College and an M.B.A. in finance from Pace University.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the Liberty General Partner or the general partner of the Related General Partner for their services. Certain directors and executive officers of the Liberty General Partner and the general partner of the Related General Partner receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                    Name and Address of               Amount and Nature of                 Percent
Title of Class                         Beneficial Owner               Beneficial Ownership                 of Clas
--------------                         ----------------               --------------------                 -------
General Partnership                Related Credit Properties        $500 capital contribution                49%
Interest in the Partnership        II L.P.                          - directly owned
                                   625 Madison Avenue
                                   New York, NY 10022

                                   Liberty GP II, Inc.              $500 capital contribution                49%
                                   c/o Lehman Brothers              - directly owned
                                   3 World Financial Center
                                   New York, NY  10285

                                   Liberty Associates II L.P.       $1,000 capital contribution               2%
                                   625 Madison Avenue               - directly owned
                                   New York, NY 10022

     Liberty Associates II L.P. holds a 1% limited partnership interest in each Local Partnership.

     No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of the Liberty General Partner or of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs.

Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and executive officers of the Liberty General Partner and the general partner of the Related General Partner.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                    Sequential
                                                                                                       Page
                                                                                                       ----
(a) 1.        Consolidated Financial Statements

              Independent Auditors' Report                                                              21

              Consolidated Balance Sheets at March 31, 1997 and 1996                                    82

              Consolidated Statements of Operations for the Years Ended
              March 31, 1997, 1996 and 1995                                                             83

              Consolidated Statements of Changes in Partners' Capital for
              the Years Ended March 31, 1997, 1996 and 1995                                             84

              Consolidated Statements of Cash Flows for the Years Ended
              March 31, 1997, 1996 and 1995                                                             85

              Notes to Consolidated Financial Statements                                                88

(a) 2.        Financial Statement Schedules

              Independent Auditors' Report                                                              115

              Schedule I - Condensed Financial Information of Registrant                                116

              Schedule III - Real Estate and Accumulated Depreciation and                               119
              Mortgage Loans on Real Estate

              All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.        Exhibits

(21)          Subsidiaries of the Registrant                                                            112

(27)          Financial date schedule (filed herewith)                                                  121


(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(c)           Subsidiaries of the Registrant (Exhibit 21)

                                                                                                      Jurisdiction of
                                                                                                         Formation
                                                                                                         ---------
              Polynesian Apartments Associates, Ltd. (a Limited Partnership)                               FL
              Seagrape Village Associates, Ltd. (a Limited Partnership)                                    FL
              Metropolitan Towers Associates, L.P.                                                         PR
              Westminster Place II - Olive Site, L.P.                                                      MO
              Property Development Associates, L.P. (Bridgeport)                                           MO
              Whittier Plaza Associates Limited Partnership                                                MO
              United-Glen Arden I Limited Partnership                                                      MD
              United-Glen Arden II Limited Partnership                                                     MD
              Rolling Green Limited Partnership                                                            IL
              Santa Juanita II Limited Partnership                                                         NY
              Spring Creek Associates, L.P. (a Delaware Limited Partnership)                               DE
              East Two Thirty-Five Associates L.P. (a Delaware Limited Partnership) (14th Street)          DE
              Upper Fifth Avenue Residential Associates, L.P.                                              DE
              West 107th Street Associates, L.P. (a Delaware Limited Partnership)                          DE
              General Atlantic Second Avenue Associates, L.P. (a Delaware Limited Partnership)
                (96th Street)                                                                              NY
              Church Lane Associates                                                                       PA
              Campeche Isle Apartments Limited Partnership                                                 TX
              Robin Housing Associates (a Limited Partnership)                                             NY
              Concourse Artists Housing Associates (a Limited Partnership)                                 NY
              2051 Grand Concourse Housing Associates (a Limited Partnership)                              NY
              Willoughby-Wyckoff Housing Associates (a Limited Partnership)                                NY
              Goodfellow Place Limited Partnership                                                         MO
              Penn Alto Associates Limited Partnership                                                     PA
              Gramco Development Limited Dividend Partnership, L.P. (Bayamon)                              PR
              Alexis Park Apartments, a Louisiana Partnership in Commendam                                 LA
              Williamsburg Residential, L.P.                                                               KS
              Victory Apartments                                                                           IL


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


                          LIBERTY TAX CREDIT PLUS II L.P.
                                   (Registrant)


                                 By:  RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner


                                      By:   RELATED CREDIT PROPERTIES II INC.,
                                            a General Partner therein



Date:   June 27, 1997                 By:   /s/ J. Michael Fried
                                            --------------------------
                                            J. Michael Fried
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)


                                 and


                                 By:  LIBERTY G.P. II INC.,
                                      a General Partner



Date:    June 27, 1997                By:   /s/ Paul L. Abbott
                                            --------------------------
                                            Paul L. Abbott
                                            Chairman of the Board, President,
                                            Chief Executive Officer, Chief
                                            Financial Officer and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                    Title                                           Date
               ---------                                    -----                                           ----
                                           President, Chief Executive Officer (Principal
                                           Executive Officer) and Director of Related Credit
                                           Properties Inc., general partner of Related Credit
/s/ J. Michael Fried                       Properties II L.P. (a General Partner of Registrant)          June 27, 1997
------------------------------
J. Michael Fried



                                           Vice President (Principal Financial Officer) of
                                           Related Credit Properties II Inc., general partner
                                           of Related Credit Properties II L.P. (a General
/s/ Alan P. Hirmes                         Partner of Registrant)                                        June 27, 1997
------------------------------
Alan P. Hirmes



                                           Treasurer (Principal Accounting Officer) of
                                           Related Credit Properties II Inc., general partner
                                           of Related Credit Properties II L.P. (a General
/s/ Richard A. Palermo                     Partner of Registrant)                                        June 27, 1997
------------------------------
Richard A. Palermo



                                           Director of Related Credit Properties II Inc.,
                                           general partner of Related Credit
/s/ Stephen M. Ross                        Properties II L.P. (a General Partner of Registrant)          June 27, 1997
------------------------------
Stephen M. Ross



                                           Chairman of the Board, President, Chief
                                           Executive Officer (Principal Executive Officer)
/s/ Paul L. Abbott                         and Director of Liberty GP II Inc.                            June 27, 1997
------------------------------
Paul L. Abbott


                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


     In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 30, 1997 on page 21 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1996, 1995 and 1994 Fiscal Years and
Schedule III at March 31, 1997. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjuction with the related consolidated financial statements, the financial data required to be set forth therein.

     As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of five of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1996 Fiscal Year for two of these subsidiary partnerships were not audited. The seven subsidiary partnerships' net losses aggregated $5,884,547(Fiscal 1996), $1,268,304 (Fiscal
1995) and $1,133,889 (Fiscal 1994) and their assets aggregated $24,497,927 and $30,301,229 at March 31, 1997 and 1996, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP



New York, New York
June 30, 1997

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


     Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                                                 CONDENSED BALANCE SHEETS

                                                    ASSETS

                                                                                        March 31
                                                                                -------------------------
                                                                                     1997         1996
                                                                                -----------   -----------
Cash and cash equivalents                                                       $   959,136   $   841,173
Investment in subsidiary partnerships                                            59,499,564    66,955,266
Other assets                                                                        153,197       447,447
                                                                                -----------   -----------

   Total assets                                                                 $60,611,897   $68,243,886
                                                                                ===========   ===========



                                          LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                                             2,420,502       896,925
Other liabilities                                                                   136,513       139,890
                                                                                -----------   -----------

   Total liabilities                                                              2,557,015     1,036,815

Partners' equity                                                                 58,054,882    67,207,071
                                                                                -----------   -----------

Total liabilities and partners' equity                                          $60,611,897   $68,243,886
                                                                                ===========   ===========





Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                   ----------- -----------------------------
                                                       1997           1996          1995
                                                   -----------    -----------    -----------
Revenues                                           $    30,188    $    31,847    $    43,843
                                                   -----------    -----------    -----------

Expenses

   Administrative and management                       358,444        213,523        223,661
   Administrative and management-related parties     1,588,872        388,987        381,719
                                                   -----------    -----------    -----------
   Total Expenses                                    1,947,316        602,510        605,380
                                                   -----------    -----------    -----------
   Loss from operations                             (1,917,128)      (570,663)      (561,537)
                                                   -----------    -----------    -----------
   Equity in loss of subsidiary partnerships        (7,235,061)    (4,991,144)    (5,592,469)
                                                   -----------    -----------    -----------

Net loss                                           $(9,152,189)   $(5,561,807)   $(6,154,006)
                                                   ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     Year Ended March 31,
                                                         -----------------------------------------
                                                             1997           1996          1995
                                                         -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                 $(9,152,189)   $(5,561,807)   $(6,154,006)
                                                         -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Equity in loss of subsidiary partnerships               7,235,061      4,991,144      5,592,469

   Increase (decrease) in liabilities

   Due to general partners and affiliates                  1,523,577        308,803        305,941
   Other liabilities                                          (3,377)         3,377         (1,956)
                                                         -----------    -----------    -----------
   Total adjustment                                        8,755,261      5,303,324      5,896,454
                                                         -----------    -----------    -----------
   Net cash used in operating activities                    (396,928)      (258,483)      (257,552)
                                                         -----------    -----------    -----------
Cash flows from investing activities:

   Distributions from subsidiaries                           621,476         10,592          8,250
   Cash held in escrow                                       294,250
   Advances and investments in subsidiary partnerships      (400,835)      (108,672)      (411,184)
                                                         -----------    -----------    -----------
   Net cash provided by (used in) investing activities       514,891        (98,080)      (402,934)
                                                         -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents         117,963       (356,563)      (660,486)

Cash and cash equivalents, beginning of year                 841,173      1,197,736      1,858,222
                                                         -----------    -----------    -----------

Cash and cash equivalents, end of year                   $   959,136    $   841,173    $ 1,197,736
                                                         ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997

                                                                               Initial Cost                   Cost
                                                                              to Partnership               Capitalized
                                                                     ------------------------------        Subsequent to
                                                                                          Buildings        Acquisition:
                                                                                            and            Improvements
     Description                                    Encumbrances          Land          Improvements       (Disposals)
     -----------                                    ------------      ------------      ------------      ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                      $  2,763,552      $    386,180      $  4,195,068      $    (10,325)
Seagrape Village Associates, LTD.
  Homestead, FL                                         4,688,900         1,270,000         6,123,373           709,189
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                       5,026,609           322,000         2,434,303         5,593,133
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                         4,567,090           928,979         5,382,740           162,170
Property Development Associates, L.P.
  Kansas City, MO                                       5,700,000           624,858         7,228,721         5,164,684
Whittier Plaza Associates, L.P.
  St. Louis, MO                                         1,747,125            26,920         2,015,030          (395,926)
United-Glen Arden I L.P.
  Glen Arden, MO                                       12,756,669         1,770,000         6,577,720        12,506,310
United-Glen Arden II L.P.
  Glen Arden, MO                                        9,721,832         1,190,000         4,837,436         8,899,110
Rolling Green L.P.
  Chicago, IL                                           2,627,880           466,683         4,533,670         3,255,515
Santa Juanita II L.P.
  Bayamon, PR                                           1,718,238           115,000         2,085,485         1,748,804
Spring Creek Associates, L.P.
  Brooklyn, NY                                                  0         3,343,549        16,216,700        18,094,859
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                                  0           950,000         2,542,604          (527,787)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                             1,596,295             5,750         2,246,560            52,924
2051 Grand Concourse Housing Associates
  Bronx, NY                                             4,100,215            31,500         5,221,117            52,924
Robin Housing Associates
  Bronx, NY                                             5,474,935            26,750         8,186,055            52,925
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                             4,228,573            17,000         6,126,088            52,925
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                            19,245,100           159,861        21,096,862           979,633
West 107th Street Associates, L.P.
  Bronx, NY                                                     0           305,813         3,850,928           106,794
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                     0           246,495         2,689,395           167,710
Church Lane Associates
  Germantown, PA                                        1,900,175            20,000         4,009,983           (18,825)
Campeche Isle Apartments L.P.
  Galveston, TX                                         4,287,516           450,000         6,792,005           164,731
Goodfellow Place L.P.
  St. Louis, MO                                         4,003,421           160,000         4,581,787        (3,466,311)




                                                                 Gross Amount at which
                                                               Carried At Close of Period
                                                     ------------------------------------------------
                                                                        Buildings
                                                                           and                             Accumulated
     Description                                         Land          Improvements          Total         Depreciation
     -----------                                     ------------      ------------      ------------      ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                      $    388,192      $  4,182,731      $  4,570,923      $    588,001
Seagrape Village Associates, LTD.
  Homestead, FL                                         1,275,292         6,827,270         8,102,562         1,002,136
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                         327,292         8,022,144         8,349,436         1,388,887
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                           916,669         5,557,220         6,473,889         1,223,496
Property Development Associates, L.P.
  Kansas City, MO                                         606,704        12,411,559        13,018,263         2,847,419
Whittier Plaza Associates, L.P.
  St. Louis, MO                                            32,261         1,613,763         1,646,024           482,613
United-Glen Arden I L.P.
  Glen Arden, MO                                        1,775,293        19,078,737        20,854,030         6,013,228
United-Glen Arden II L.P.
  Glen Arden, MO                                        1,195,293        13,731,253        14,926,546         4,356,504
Rolling Green L.P.
  Chicago, IL                                             471,975         7,783,893         8,255,868         1,855,589
Santa Juanita II L.P.
  Bayamon, PR                                             120,293         3,828,996         3,949,289           975,450
Spring Creek Associates, L.P.
  Brooklyn, NY                                          2,595,782        35,059,326        37,655,108         8,983,598
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                            462,662         2,502,155         2,964,817           731,221
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                11,042         2,294,192         2,305,234           672,709
2051 Grand Concourse Housing Associates
  Bronx, NY                                                36,792         5,268,749         5,305,541         1,581,739
Robin Housing Associates
  Bronx, NY                                                32,042         8,233,688         8,265,730         2,440,345
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                                22,292         6,173,721         6,196,013         1,822,909
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                               166,763        22,069,593        22,236,356         4,307,638
West 107th Street Associates, L.P.
  Bronx, NY                                               312,715         3,950,820         4,263,535         1,132,577
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                               253,397         2,850,203         3,103,600           819,837
Church Lane Associates
  Germantown, PA                                           26,902         3,984,256         4,011,158         1,228,317
Campeche Isle Apartments L.P.
  Galveston, TX                                           456,902         6,949,834         7,406,736         2,130,877
Goodfellow Place L.P.
  St. Louis, MO                                            41,102         1,234,374         1,275,476            80,746



                                                                                          Life on which
                                                                                         Depreciation in
                                                          Year of                         Latest Income
                                                       Construction/      Date            Statements is
     Description                                        Renovation      Acquired          Computed(a)(b)
     -----------                                        ----------      --------          --------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                            1988          July 1988       27.5 years
Seagrape Village Associates, LTD.
  Homestead, FL                                            1988          July 1988       27.5 years
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                          1987          Dec. 1988       20-40 years
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                            1988          Oct. 1988       20-40 years
Property Development Associates, L.P.
  Kansas City, MO                                          1988          Dec. 1988       15-40 years
Whittier Plaza Associates, L.P.
  St. Louis, MO                                            1987          Dec. 1988       20-40 years
United-Glen Arden I L.P.
  Glen Arden, MO                                           1988          Dec. 1988       25 years
United-Glen Arden II L.P.
  Glen Arden, MO                                           1988          Dec. 1988       25 years
Rolling Green L.P.
  Chicago, IL                                              1988          Dec. 1988       7-39 years
Santa Juanita II L.P.
  Bayamon, PR                                              1988          Dec. 1988       27.5 years
Spring Creek Associates, L.P.
  Brooklyn, NY                                             1987          Dec. 1988       15-27.5 years
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                             1988          Dec. 1988       27.5-31.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                1988          Nov. 1988       27.5 years
2051 Grand Concourse Housing Associates
  Bronx, NY                                                1988          Nov. 1988       27.5 years
Robin Housing Associates
  Bronx, NY                                                1988          Nov. 1988       27.5 years
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                                1988          Nov. 1988       27.5 years
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                                1987          Jan. 1989       40 years
West 107th Street Associates, L.P.
  Bronx, NY                                                1987          Jan. 1989       27.5-31.5 years
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                1988          Jan. 1989       27.5-31.5 years
Church Lane Associates
  Germantown, PA                                           1988          Feb. 1989       27.5 years
Campeche Isle Apartments L.P.
  Galveston, TX                                            1988          May 1989        27.5 years
Goodfellow Place L.P.
  St. Louis, MO                                            1988          May 1989        40 years

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1997


                                                                               Initial Cost                   Cost
                                                                              to Partnership               Capitalized
                                                                     ------------------------------        Subsequent to
                                                                                          Buildings        Acquisition:
                                                                                            and            Improvements
     Description                                    Encumbrances          Land          Improvements       (Disposals)
     -----------                                    ------------      ------------      ------------      ------------
Apartment Complexes

Penn Alto Associates L.P.
  Altoona, PA                                             5,116,575            60,000         2,731,082         8,988,596
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                             4,735,347         1,322,887         7,609,024          (195,723)
Alexis Park Apartments
  Bossier City, LA                                        5,151,099           640,000         7,297,925           348,588
Williamsburg Residential
  Witchita, KS                                            2,005,627           136,974           831,584         1,878,957
Victory Apartments
  Chicago, IL                                             6,365,539           161,500         4,929,133         5,033,640
                                                       ------------      ------------      ------------      ------------
                                                       $119,528,312      $ 15,138,699      $152,372,378      $ 69,399,224
                                                       ============      ============      ============      ============

                                                                 Gross Amount at which
                                                               Carried At Close of Period
                                                     ------------------------------------------------
                                                                        Buildings
                                                                           and                             Accumulated
     Description                                         Land          Improvements          Total         Depreciation
     -----------                                     ------------      ------------      ------------      ------------
Apartment Complexes

Penn Alto Associates L.P.
  Altoona, PA                                               97,907        11,681,771        11,779,678         2,699,784
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                            1,329,788         7,406,400         8,736,188         2,427,693
Alexis Park Apartments
  Bossier City, LA                                         646,902         7,639,611         8,286,513         2,119,520
Williamsburg Residential
  Witchita, KS                                             673,429         2,174,086         2,847,515           626,506
Victory Apartments
  Chicago, IL                                              168,402         9,955,871        10,124,273         1,760,241
                                                      ------------      ------------      ------------      ------------
                                                      $ 14,444,085      $222,466,216      $236,910,301      $ 56,299,580
                                                      ============      ============      ============      ============



                                                                                          Life on which
                                                                                         Depreciation in
                                                          Year of                         Latest Income
                                                       Construction/      Date            Statements is
     Description                                        Renovation      Acquired          Computed(a)(b)
     -----------                                        ----------      --------          --------------
Apartment Complexes

Penn Alto Associates L.P.
  Altoona, PA                                              1989          June 1989       40 years
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                              1989          July 1989       25 years
Alexis Park Apartments
  Bossier City, LA                                         1986          July 1989       27.5 years
Williamsburg Residential
  Witchita, KS                                             1989          Aug. 1989       40 years
Victory Apartments
  Chicago, IL                                              1988          Sept. 1989      40 years


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the partnership date of acquisition.

(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

                                            Cost of Property and Equipment                         Accumulated Depreciation
                                ------------------------------------------------      ----------------------------------------------
                                                                       Year Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                     1997             1996              1995             1997              1996             1995
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of period  $241,223,589      $239,775,640      $239,572,378      $48,743,758       $40,801,182      $32,890,961
Additions during period:
  Improvements                     1,463,525         1,452,484           264,731
  Depreciation expense                                                                  8,584,497         7,947,111        7,954,255
Deductions during period:
  Provision for impairment         5,694,314                 0                 0          967,237                 0                0
  Dispositions                        82,499             4,535            61,469           61,438             4,535           44,034
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at close of period      $236,910,301      $241,223,589      $239,775,640      $56,299,580       $48,743,758      $40,801,182
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