Form 10-Q
period 1997-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 1997-08-19
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-24660



                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                              13-3458180
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                                 10022
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - Financial Information


Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               =============      =============
                                                  June 30,         March 31,
                                                    1997              1997
                                               -------------      -------------
ASSETS
Property and equipment, net of
   accumulated depreciation
   of $58,261,166 and $56,299,580,
   respectively                                $ 178,701,656      $ 180,610,721
Cash and cash equivalents                          5,668,922          4,956,628
Cash held in escrow                                6,341,099          6,304,514
Deferred costs, net of accumulated
   amortization of $3,012,810
   and $2,966,900, respectively                    4,227,229          4,273,139
Other assets                                       4,503,844          4,124,261
                                               -------------      -------------

   Total assets                                $ 199,442,750      $ 200,269,263
                                               =============      =============

LIABILITIES AND PARTNERS' CAPITAL

   Mortgage notes payable                      $ 118,478,946      $ 118,783,431
   Accounts payable and other
    liabilities                                    9,230,267          9,331,939
   Due to local general partners and
    affiliates                                    11,129,036         10,926,397
   Due to general partners and
    affiliates                                     3,158,670          2,785,541
   Due to selling partners                         3,431,738          3,429,863
                                               -------------      -------------

   Total liabilities                             145,428,657        145,257,171
                                               -------------      -------------

Minority interest                                  4,508,951          3,297,946
                                               -------------      -------------
Commitments and contingencies
   (Note 4)

Partners' capital

   Limited partners (115,917.5 BACs
    issued and outstanding)                       50,040,774         52,227,688
   General partners                                 (535,632)          (513,542)
                                               -------------      -------------

   Total partners' capital                        49,505,142         51,714,146
                                               -------------      -------------

   Total liabilities and partners'
    capital                                    $ 199,442,750      $ 200,269,263
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 ==============================
                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     1997               1996
                                                 ------------------------------

Revenues
   Rentals, net                                  $ 6,324,952        $ 6,096,423
   Other                                             121,882            165,546
   Gain on sale of investment
    in subsidiary partnerships
    (Note 3)                                         154,577                  0
                                                 -----------        -----------
                                                   6,601,411          6,261,969
                                                 -----------        -----------
Expenses
   General and administrative                      1,670,137          1,507,154
   General and administrative-
    related parties (Note 2)                         633,970            246,834
   Repairs and maintenance                           921,941            816,532
   Operating                                         983,862            923,554
   Taxes                                             294,661            251,845
   Insurance                                         285,517            290,403
   Interest                                        2,051,249          2,085,135
   Depreciation and amortization                   2,007,496          2,035,385
                                                 -----------        -----------
                                                   8,848,833          8,156,842
                                                 -----------        -----------

Minority interest in loss of
   subsidiaries                                       38,418             60,740
                                                 -----------        -----------
Net loss                                         $(2,209,004)       $(1,834,133)
                                                 ===========        ===========
Net loss-limited partners                        $(2,186,914)       $(1,815,792)
                                                 ===========        ===========
Number of BACs
   outstanding                                     115,917.5          115,917.5
                                                 ===========        ===========
Net loss per BAC                                 $    (18.87)       $    (15.66)
                                                 ===========        ===========


See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                   Total           Partners          Partners
                               ------------------------------------------------

Partners' capital -
 April 1, 1997                 $ 51,714,146      $ 52,227,688      $   (513,542)
Net loss                         (2,209,004)       (2,186,914)          (22,090)
                               ------------      ------------      ------------
Partners' capital -
 June 30, 1997                 $ 49,505,142      $ 50,040,774      $   (535,632)
                               ============      ============      ============



See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                   =============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------

Cash flows from
  operating activities:

   Net loss                                        $(2,209,004)     $(1,834,133)
                                                   ===========      ===========

   Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
   Gain on sale of investment in
    subsidiary partnerships (Note 3)                  (154,577)               0
   Depreciation and amortization                     2,007,496        2,035,385
   Minority interest in loss of
    subsidiaries                                       (38,418)         (60,740)
   (Increase) decrease in other assets                (379,583)         220,762
   Increase in cash held
    in escrow                                         (102,828)        (199,435)
   (Decrease) increase in accounts
    payable and other liabilities                     (101,672)         524,954
   Increase in due to general partners
    and affiliates                                     373,129           44,298
   Increase in due to local general
    partners and affiliates                            244,019          193,928
   Decrease in due to local general
    partners and affiliates                            (41,380)         (46,075)
                                                   -----------      -----------

    Total adjustments                                1,806,186        2,713,077
                                                   -----------      -----------

   Net cash (used in) provided by
    operating activities                              (402,818)         878,944
                                                   -----------      -----------

Cash flows from
  investing activities:

   Proceeds from sale
    of investment in
    subsidiary partnerships                          1,400,000                0
   Improvements to property and
    equipment                                          (52,521)        (801,099)
   Decrease in cash held
    in escrow                                           66,243           17,283
                                                   -----------      -----------

   Net cash provided by (used in)
    investing activities                             1,413,722         (783,816)
                                                   -----------      -----------


See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                   =============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------

Cash flows from
   financing activities:

   Repayments of mortgage notes                       (304,485)        (478,779)
   Increase in due to selling partners                   1,875            1,875
   Increase (decrease) in capitalization
    of consolidated subsidiaries
    attributable to minority
    interest                                             4,000         (106,152)
                                                   -----------      -----------

   Net cash used in
    financing activities                              (298,610)        (583,056)
                                                   -----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                    712,294         (487,928)

Cash and cash equivalents at
   beginning of period                               4,956,628        4,498,565
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $ 5,668,922      $ 4,010,637
                                                   ===========      ===========

Components of sale of
   investment in subsidiary
   partnerships:

   Increase in capitalization
    of consolidated subsidiaries
    attributable to minority
    interest                                       $ 1,245,423      $         0


See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus II (the "Partnership") and 27 subsidiary partnerships ("subsidiary partnerships" or" Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases   (decreases)  in  the   capitalization  of  consolidated   subsidiary
partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $131,000 and $130,000 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited finan-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General (continued)

cial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:


                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------
Partnership management fees (a)                        $374,000         $ 50,000
Expense reimbursement (b)                                45,341           31,878
Property management fees (c)                            201,629          152,956
Local administrative fee (d)                             13,000           12,000
                                                       --------         --------

                                                       $633,970         $246,834
                                                       ========         ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 2 - Related Party Transactions (continued)

their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $2,752,000 and $2,378,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $341,308 and $373,692 for the three months ended June 30, 1997 and 1996, respectively. Of these fees $201,629 and $152,956 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $69,295 and $18,399 for the three months ended June 30, 1997 and 1996, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Sale of Investment in Subsidiary Partnerships

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

In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 3 - Sale of Investment in Subsidiary Partnerships (continued)



January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, a Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche had presented a Plan of Reorganization to the Bankruptcy Court and the property was being operated under a Cash Collateral order issued by the Court. On June 19, 1997, Campeche completed a restructuring of its mortgage debt wherein the mortgage debt was settled for $4,200,000, through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership, Campeche, Campeche's general partner and one of the General Partners. In addition to paying off the mortgage, the restructuring agreement required Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.99% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term at least equal to the remaining compliance period of the project which ends in 2004. On July 24, 1997 the Chapter 11 filing was dismissed. As of June 30, 1997, total advances to Campeche from the Partnership totaled approximately $1,328,000.

Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 4 - Commitments and Contingencies (continued)

included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997 (see Notes 5 and 3 for discussions of the resolution of the contingencies regarding Williamsburg Residential, L.P. and Campeche Isle Apartments, L.P., respectively.)

Santa Juanita II Limited Partnership

A bank filed a suit against Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgement against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and in June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the general partner's bankruptcy. As such, the court ordered the general partner to surrender the books and records of Santa Juanita to Liberty Associates II L.P., the special limited partner and in July, the case was dismissed in the Bankruptcy Court. Liberty Associates II L.P. amended Santa Juanita's Amended and Restated Agreement of Limited Partnership which removed the former general partner as general partner and management agent and admitted a new general partner and management agent. Management of Santa Juanita is currently pursuing a workout agreement with the lenders with respect to Santa Juanita's mortgage debt. The Partnership's investment in Santa Juanita at June 30, 1997 and March 31, 1997 was approximately $460,000 and $478,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $23,000 and $23,000 for the three months ended June 30, 1997 and 1996, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 5 - Subsequent Event


In November 1996, the general partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

The new general partner, which is an affiliate of the Related General Partner, has been in contact with the lender, Federal National Mortgage Association ("FNMA"), since shortly after the default. Williamsburg entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement ran through July 25, 1997 at which time the loan was modified. The general framework of the loan modification agreement calls for: 1. Williamsburg to deposit an amount approximately equal to $165,000 into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation was used and FNMA will not exercise further remedies relating to the default.

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

As of June 30, 1997 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $434,000 of the purchase price remains to be paid (none of which is being held in escrow). During the three months ended June 30, 1997, $5,000 was paid.

During the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships increased approximately $712,000. This increase was primarily due to proceeds from sale of investment in subsidiary partnerships ($1,400,000) and a decrease in cash held in escrow for investing activities ($66,000) which exceeded cash used in operating activities ($403,000), improvements to property and equipment ($53,000) and repayment of mortgage notes ($304,000). Included in adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $2,007,000.

The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $376,000 and $520,000 was unused at June 30, 1997 and March 31, 1997, respectively. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the three months ended June 30, 1997 and 1996 respectively, amounts received from operations of the Local Partnerships were approximately $7,910 and $0, respectively.

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local

Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 30, 1997 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 4% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to the merger of Spring Creek Retail Associates, L.P. ("Retail") with Spring Creek Associates, L.P. ("Spring Creek") effective August 16, 1996, which resulted in an increase of approximately 1% and an increase in occupancy at another Local Partnership, which resulted in an increase of approximately 1%. Before such merger the commercial rent was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Excluding these two Local Partnerships, rental income increased approximately 2% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to rental rate increases.

Other income decreased approximately $44,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to the receipt of a real estate tax refund at one Local Partnership in the first quarter of 1996.

Total   expenses   excluding   general   and    administrative,    general   and
administrative-related parties, repairs and maintenance and taxes decreased less than 1% for the three months ended June 30, 1997 as compared to the corresponding in 1996.

General and administrative increased approximately $163,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in legal fees due to a bankruptcy filing at one Local Partnership.

General and administrative-related parties increased approximately $387,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners and an increase in property management fees resulting from the change at two Local Partnerships from an unaffiliated property manager to one which is an affiliate.

Repairs and maintenance increased approximately $105,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to roof repairs, parking lot repaving, as well as painting and retiling expenses at two Local Partnerships.

Taxes increased approximately $43,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in real estate taxes at one Local Partnership and underaccrual in 1996 at three Local Partnerships.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The litigation  described Note 4 to the financial  statements  contained in
Part I, Item 1 is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

     (a) Exhibits

          27 Financial Data Schedule (filed herewith)

     (b) Reports on Form 8K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                              By:  RELATED CREDIT PROPERTIES II L.P.,
                                   a General Partner

                              By:  RELATED CREDIT PROPERTIES II INC.,
                                   General Partner

Date: August 13, 1997

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Vice President
                                        (principal financial officer)

Date: August 13, 1997

                                   By:  /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo,
                                        Treasurer
                                        (principal accounting officer)


               By:  LIBERTY G.P. II INC.,
                    General Partner

Date:  August 13, 1997

                    By:  /s/ Paul L. Abbott
                         -------------------
                         Paul L. Abbott,
                         Chairman of the Board, President,
                         Chief Operating Officer and Director