Form 10-Q
period 1997-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 1997-11-19
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3458180
 ------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 625 Madison Avenue, New York, New York                             10022
----------------------------------------                         ----------
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
                                   (Unaudited)

                                               ============       ============
                                               September 30,        March 31,
                                                   1997               1997
                                               ------------       ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $60,268,092 and $56,299,580,
  respectively                                 $176,774,006       $180,610,721
Cash and cash equivalents                         4,319,548          4,956,628
Cash held in escrow                               7,113,390          6,304,514
Deferred costs, net of accumulated
  amortization of $3,086,706
  and $2,966,900, respectively                    4,318,705          4,273,139
Other assets                                      4,354,759          4,124,261
                                               ------------       ------------
  Total assets                                 $196,880,408       $200,269,263
                                               ============       ============

LIABILITIES AND PARTNERS' CAPITAL
  Mortgage notes payable                       $117,942,553       $118,783,431
  Accounts payable and other
   liabilities                                    9,338,817          9,331,939
  Due to local general partners and
   affiliates                                    11,197,706         10,926,397
  Due to general partners and
   affiliates                                     3,479,927          2,785,541
  Due to selling partners                         3,433,613          3,429,863
                                               ------------       ------------
  Total liabilities                             145,392,616        145,257,171
                                               ------------       ------------

Minority interest                                 4,334,270          3,297,946
                                               ------------       ------------

Commitments and contingencies
  (Note 5)

Partners' capital
  Limited partners (115,917.5 BACs
   issued and outstanding)                       47,712,670         52,227,688
  General partners                                 (559,148)          (513,542)
                                               ------------       ------------
  Total partners' capital                        47,153,522         51,714,146
                                               ------------       ------------
  Total liabilities and partners'
   capital                                     $196,880,408       $200,269,263
                                               ============       ============


          See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                     ==========================    ============================
                         Three Months Ended              Six Months Ended
                            September 30,                  September 30,
                     --------------------------    ----------------------------
                         1997           1996           1997            1996
                     --------------------------    ----------------------------
Revenues
  Rentals, net       $ 6,248,923   $  6,007,567    $ 12,573,875    $ 12,103,990
  Other                  140,835        145,626         262,717         311,172
  Gain on partial
   sale of investment
   in subsidiary
   partnerships
   (Note 3)                    0              0         154,577               0
                     -----------   ------------    ------------    ------------
                       6,389,758      6,153,193      12,991,169      12,415,162
                     -----------   ------------    ------------    ------------
Expenses
  General and
   administrative      1,647,584      1,598,585       3,317,721       3,105,739
  General and
   administrative-
   related parties
   (Note 2)              689,186        235,475       1,323,156         482,309
  Repairs and
   maintenance         1,031,149        998,871       1,953,090       1,815,403
  Operating              668,156        615,681       1,652,018       1,539,235
  Taxes                  257,774        282,665         552,435         534,510
  Insurance              306,867        291,899         592,384         582,302
  Interest             2,098,627      2,124,847       4,149,876       4,209,982
  Depreciation
   and
   amortization        2,080,822      1,985,781       4,088,318       4,021,166
                     -----------   ------------    ------------    ------------
                       8,780,165      8,133,804      17,628,998      16,290,646
                     -----------   ------------    ------------    ------------
Minority interest
  in loss of
  subsidiaries            38,787         26,010          77,205          86,750
                     -----------   ------------    ------------    ------------
Net loss             $(2,351,620)  $ (1,954,601)   $ (4,560,624)   $ (3,788,734)
                     ===========   ============    ============    ============
Net loss-
  limited
  partners           $(2,328,104)  $ (1,935,055)   $ (4,515,018)   $ (3,750,847)
                     ===========   ============    ============    ============
Number of
  BACs
  outstanding          115,917.5      115,917.5       115,917.5       115,917.5
                     ===========   ============    ============    ============

Net loss
  per BAC            $    (20.08)  $     (16.70)   $     (38.95)   $     (32.36)
                     ===========   ============    ============    ============


          See Accompanying Notes to Consolidated Financial Statements

             LIBERTY TAX CREDIT PLUS II L.P.
                     AND SUBSIDIARIES
  Consolidated Statement of Changes in Partners' Capital
                       (Unaudited)


                                ===============================================
                                                     Limited           General
                                    Total            Partners          Partners
                                -----------------------------------------------

Partners' capital -
 April 1, 1997                  $ 51,714,146       $ 52,227,688       $(513,542)
Net loss                          (4,560,624)        (4,515,018)        (45,606)
                                ------------       ------------       ---------
Partners' capital -
 September 30, 1997             $ 47,153,522       $ 47,712,670       $(559,148)
                                ============       ============       =========


          See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                     ==========================
                                                         Six Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1997           1996
                                                     --------------------------
Cash flows from operating activities:

  Net loss                                           $(4,560,624)   $(3,788,734)
                                                     -----------    -----------
  Adjustments to reconcile net loss
   to net cash (used in) provided
   by operating activities:
  Gain on partial sale of investment in
   subsidiary partnerships (Note 3)                     (154,577)             0
  Depreciation and amortization                        4,088,318      4,021,166
  Minority interest in loss of
   subsidiaries                                          (77,205)       (86,750)
  (Increase) decrease in other assets                   (230,498)       322,825
  (Increase) decrease in cash held
   in escrow                                            (148,607)        14,772
  Increase in accounts
   payable and other liabilities                           6,878        773,299
  Increase in due to general partners
   and affiliates                                        694,386        104,005
  Increase in due to local general
   partners and affiliates                               367,004        426,150
  Decrease in due to local general
   partners and affiliates                               (95,695)       (24,131)
                                                     -----------    -----------
   Total adjustments                                   4,450,004      5,551,336
                                                     -----------    -----------
  Net cash (used in) provided by
   operating activities                                 (110,620)     1,762,602
                                                     -----------    -----------

Cash flows from investing activities:

  Proceeds from partial sale of investment
   in subsidiary partnerships                          1,400,000              0
  Improvements to property and
   equipment                                            (131,797)    (1,271,950)
  (Increase) decrease in cash held
   in escrow                                            (660,269)        18,274
                                                     -----------    -----------
  Net cash provided by (used in)
   investing activities                                  607,934     (1,253,676)
                                                     -----------    -----------


          See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------------------------
Cash flows from financing activities:

  Increase in deferred costs                          (165,372)         (25,009)
  Repayments of mortgage notes                      (4,840,878)        (749,204)
  Proceeds from mortgage notes                       4,000,000                0
  Increase in due to selling partners                    3,750            3,750
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority
   interest                                           (131,894)        (110,433)
                                                   -----------      -----------

  Net cash used in
   financing activities                             (1,134,394)        (880,896)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (637,080)        (371,970)

Cash and cash equivalents at
  beginning of period                                4,956,628        4,498,565
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 4,319,548      $ 4,126,595
                                                   ===========      ===========

Components of partial sale of investment in subsidiary partnerships:

  Increase in capitalization of
   consolidated subsidiaries
   attributable to minority
   interest                                        $ 1,245,423      $         0


          See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $116,000 and $110,000 and $247,000 and $240,000 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited finan-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


cial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                                   Three Months Ended        Six Months Ended
                                      September 30,            September 30,
                                  --------------------    ----------------------
                                    1997        1996         1997         1996
                                  --------    --------    ----------    --------
Partnership
  management
  fees (a)                        $374,000    $ 50,000    $  748,000    $100,000
Expense
  reimburse-
  ment (b)                          36,208      21,937        81,549      53,815
Property
  management
  fees (c)                         265,978     151,038       467,607     303,994
Local
  administrative
  fee (d)                           13,000      12,500        26,000      24,500
                                  --------    --------    ----------    --------
                                  $689,186    $235,475    $1,323,156    $482,309
                                  ========    ========    ==========    ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,126,000 and $2,378,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


(c) Property management fees incurred by subsidiary partnerships amounted to $414,701 and $387,760 and $756,009 and $761,452 for the three and six months ended September 30, 1997 and 1996, respectively. Of these fees $265,978 and $151,038 and $467,607 and $303,994 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $134,035 and $18,779 and $203,330 and $37,178 for the three and six months ended September 30, 1997 and 1996, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Partial sale of Investment in Subsidiary Partnerships

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

In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, a Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche had presented a Plan of Reorganization to the Bankruptcy Court and the property was being operated under a Cash Collateral order issued by the Court. On June 19, 1997 Campeche completed a restructuring of its mortgage debt wherein the mortgage debt was settled for $4,200,000, through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership, Campeche, Campeche's general partner and one of the General Partners. In addition to paying off the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.99% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term of at least equal to the remaining compliance period of the project which ends in 2004. On July 24, 1997 the Chapter 11 filing was dismissed. As of September 30, 1997, total advances to Campeche from the Partnership totaled approximately $1,451,000.

Note 4 - Mortgage Notes Payable

Williamsburg Residential, L.P.
------------------------------

In November 1996, the general partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. The general partner also communicated to the limited partners its desire to withdraw as general partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effec-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


tive January 1, 1997 and replaced the general partner effective January 16, 1997.

The new general partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), since shortly after the default. Williamsburg entered into a Forbearance Agreement with FNMA on January 27, 1997. The agreement called for back payments to be made and provided Williamsburg 60 days to work out a loan agreement. A subsequent extension of the forbearance agreement ran through July 25, 1997 at which time the loan was modified. The general framework of the loan modification agreement calls for: 1. Williamsburg to deposit an amount approximately equal to $165,000 into a debt service escrow fund to be utilized as needed; 2. Payments of interest only on the loan for 36 months; 3. The waiving of replacement reserve escrow payments during 1997; 4. Excess net operating income to be turned over to the loan servicer monthly. FNMA's standard modification documentation was used and FNMA will not exercise further remedies relating to the default.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997 (see Notes 3 and 4 for discussions of the resolution of the contingencies regarding Campeche Isle Apartments, L.P. and Williamsburg Residential, L.P., respectively.)

Santa Juanita II Limited Partnership
------------------------------------

A bank filed a suit against the Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgment against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Santa Juanita and 4C instituted proceedings to formally remove the general partner of Santa Juanita and in June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the general partner's bankruptcy. As such, the court ordered the general partner to surrender the books and records of Santa Juanita to Liberty Associates II L.P., the special limited partner and in July, the case was dismissed in the Bankruptcy Court. Liberty Associates II L.P. amended Santa Juanita's Amended and Restated Agreement of Limited Partnership which removed the former general partner as general partner and management agent and admitted a new general partner and management agent. Management of Santa Juanita is currently pursuing a workout agreement with the lenders with respect to Santa Juanita's mortgage debt. The Partnership's investment in Santa Juanita at September 30, 1997 and March 31, 1997 was approximately $466,000 and $478,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $22,000 and $22,000 and $45,000 and $45,000 for the three and six months ended September 30, 1997 and 1996, respectively.

Rolling Green Limited Partnership
---------------------------------

Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by U.S. Department of Housing and Urban Development ("HUD") under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by
Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,198,880 and $1,143,607 in the 1996 and 1995 Fiscal Years, respectively. In September 1997 two of the three Section 8 contracts expired and were renewed for 1 year. However, uncertainties regarding the future of HUD Programs exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. During the six months ended September 30, 1997 and 1996 respectively, amounts received from operations of the Local Partnerships were approximately $7,910 and $621,476, respectively.

As of September 30, 1997 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $405,000 of the purchase price remains to be paid (none of which is being held in escrow). During the six months ended September 30, 1997, approximately $34,000 was paid.

During the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $637,000. This decrease was primarily due to cash used in operating activities ($111,000), improvements to property and equipment ($132,000), mortgage notes ($841,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($132,000), an increase in deferred costs ($165,000), and an increase in cash held in escrow relating to investing activities ($660,000), which exceeded proceeds from partial sale of investment in subsidiary partnerships (1,400,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is gain on partial sale of investment in subsidiary partnerships ($155,000) and depreciation and amortization ($4,088,000).

The Partnership established a working capital reserve of approximately $3,500,000 (3% of gross equity raised) of which approximately $0 and $520,000 was unused at September 30, 1997 and March 31, 1997, respectively.

Partnership management fees owed to the General Partners amounting to approximately $3,126,000 and $2,378,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

For discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

Results of Operations
---------------------

Results of operations for the three and six months ended September 30, 1997 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 4% for both the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the merger of Spring Creek Retail Associates, L.P. ("Retail") with Spring Creek Associates, L.P. ("Spring Creek") effective August 16, 1996, which resulted in an increase of approximately 1% and an increase in occupancy at another Local Partnership, which resulted in an increase of approximately 1%. Before such merger the commercial rent was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Excluding these two Local Partnerships, rental income increased approximately 2% for both the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Other income decreased approximately $48,000 for the six months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to the receipt of a real estate tax refund at one Local Partnership in the first quarter of 1996.

Total expenses excluding general and administrative-related parties remained fairly consistent with increases of approximately 2% and 3% for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties increased approximately $454,000 and $841,000 for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners and an increase in property management fees resulting from the change at two Local Partnerships from an unaffiliated property manager to one which is an affiliate.

A gain on partial sale of investment in subsidiary partnerships in the amount of approximately $155,000 was recorded for the six months ended September 30, 1997 (see Note 3 to the financial statements).

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

         The litigation described in Note 5 to the financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other information

         Paul L. Abbott ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Liberty GP II Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Liberty GP II Inc.

         Affiliates of Related Credit Properties II L.P. and Liberty GP II Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Liberty GP II Inc. agreed to sell and an affiliate of Related Credit Properties II L.P. agreed to purchase 100% of the stock of Liberty GP II Inc. (the "Transfer"). Pursuant to the Partnership Agreement, the consent of Limited Partners is not required to approve the Transfer. The Partnership, Related Credit Properties II L.P. and Liberty GP II Inc. intend to consummate the Transfer no later than December 31, 1997. There can be no assurance, however, when or if the Transfer will be consummated.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

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


                                    LIBERTY TAX CREDIT PLUS II L.P.
                                    -------------------------------
                                              (Registrant)


                                      By: RELATED CREDIT PROPERTIES II L.P.,
                                          General Partner

                                      By: RELATED CREDIT PROPERTIES II INC.,
                                          General Partner

Date: November 13, 1997

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Vice President
                                              (principal financial officer)

Date: November 13, 1997

                                          By: /s/ Richard A. Palermo
                                              ----------------------
                                              Richard A. Palermo,
                                              Treasurer
                                              (principal accounting officer)


                                      By: LIBERTY GP II INC.,
                                          General Partner

Date: November 13, 1997

                                          By: /s/ Doreen D. Odell
                                              -------------------
                                              Doreen D. Odell,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer