Form 10-Q
period 1997-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 1998-02-03
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 ---    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

 ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
             ------------------------------------------------------
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

                         PART I - Financial Information

Item 1.  Financial Statements


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                       ------------   -------------
                                       December 31,      March 31,
                                           1997             1997
                                       ------------   -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $62,249,817 and $56,299,580,
  respectively                         $174,920,619   $180,610,721
Cash and cash equivalents                 4,115,880      4,956,628
Cash held in escrow                       7,398,821      6,304,514
Deferred costs, net of accumulated
  amortization of $3,147,998
  and $2,966,900, respectively            4,259,017      4,273,139
Other assets                              4,370,687      4,124,261
                                       ------------   ------------
  Total assets                         $195,065,024   $200,269,263
                                       ============   ============

LIABILITIES AND PARTNERS' CAPITAL
  Mortgage notes payable               $117,564,426   $118,783,431
  Accounts payable and other
   liabilities                            9,469,672      9,331,939
  Due to local general partners and
   affiliates                            11,255,465     10,926,397
  Due to general partners and
   affiliates                             3,976,400      2,785,541
  Due to selling partners                 3,435,488      3,429,863
                                       ------------   ------------
  Total liabilities                     145,701,451    145,257,171
                                       ------------   ------------

Minority interest                         4,312,084      3,297,946
                                       ------------   ------------

Commitments and contingencies
  (Note 5)

Partners' capital
  Limited partners (115,917.5 BACs
   issued and outstanding)               45,631,658     52,227,688
  General partners                         (580,169)      (513,542)
                                       ------------   ------------
  Total partners' capital                45,051,489     51,714,146
                                       ------------   ------------
  Total liabilities and partners'
   capital                             $195,065,024   $200,269,263
                                       ============   ============


           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                    ------------------------   ---------------------------
                       Three Months Ended            Nine Months Ended
                            December 31,                 December 31,
                    ------------------------   ---------------------------
                        1997         1996*         1997           1996*
                    ------------------------   ---------------------------
REVENUES
Rentals, net        $6,302,862    $6,522,495   $18,876,737     $18,626,485
Other                  172,124       209,630       434,841         520,802
Gain on partial              0             0       154,577               0
  sale of           ----------    ----------   -----------     -----------
  investment in
  subsidiary
  partnerships
  (Note 3)
                     6,474,986     6,732,125    19,466,155      19,147,287
                    ----------    ----------   -----------     -----------

EXPENSES
General and          1,539,305     1,516,144     4,857,026       4,633,115
  administrative
General and            637,437       252,985     1,960,593         735,294
  administrative-
  related parties
  (Note 2)
Repairs and            938,337       983,695     2,891,427       2,799,098
  maintenance
Operating              521,215       545,686     2,173,233       2,084,921
Taxes                  248,381       266,425       800,816         800,935
Insurance              403,367       344,482       995,751         915,552
Interest             2,268,146     2,159,823     6,418,022       6,369,805
Depreciation         2,043,017     2,043,372     6,131,335       6,064,538
  and               ----------    ----------   -----------     -----------
  amortization
Total expenses       8,599,205     8,112,612    26,228,203      24,403,258
                    ----------    ----------   -----------     -----------
Minority                22,186        53,841        99,391         140,591
  interest in       ----------    ----------   -----------     -----------
  loss of
  subsidiaries
Net loss           $(2,102,033)  $(1,326,646)  $(6,662,657)    $(5,115,380)
                   ===========   ===========   ===========     ===========
Net loss-          $(2,081,013)  $(1,313,379)  $(6,596,030)    $(5,064,226)
  limited          ===========   ===========   ===========     ===========
  partners
Number of            115,917.5     115,917.5      115,917.5      115,917.5
  BACs             ===========   ===========   ===========     ===========
  outstanding

Net loss per       $    (17.95)  $    (11.33)  $     (56.90)    $   (43.69)
  BAC              ===========   ===========   ===========     ===========


* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                       --------------------------------------------
                                          Limited         General
                           Total          Partners        Partners
                       --------------------------------------------
Partners' capital -
 April 1, 1997         $51,714,146      $52,227,688      $(513,542)
Net loss                (6,662,657)      (6,596,030)       (66,627)
                       -----------      -----------      ---------
Partners' capital -
 December 31, 1997     $45,051,489      $45,631,658      $(580,169)
                       ===========      ===========      =========


           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                            ---------------------------
                                                 Nine Months Ended
                                                    December 31,
                                            ---------------------------
                                                1997           1996
                                            ---------------------------
Cash flows from operating activities:

  Net loss                                  $(6,662,657)   $(5,115,380)
                                            -----------    -----------
  Adjustments to reconcile net loss
   to net cash (used in) provided
   by operating activities:
  Gain on partial sale of investment in
   subsidiary partnerships (Note 3)            (154,577)             0
  Depreciation and amortization               6,131,335      6,064,538
  Minority interest in loss of
   subsidiaries                                 (99,391)      (140,591)
  (Increase) decrease in other assets          (246,426)       418,528
  (Increase) decrease in cash held
   in escrow                                 (1,171,454)       211,509
  Increase in accounts
   payable and other liabilities                137,733      1,163,744
  Increase in due to general partners
   and affiliates                             1,190,859        179,338
  Increase in due to local general
   partners and affiliates                      498,591        478,489
  Decrease in due to local general
   partners and affiliates                     (169,523)      (240,248)
                                            -----------    -----------
   Total adjustments                          6,117,147      8,135,307
                                            -----------    -----------
  Net cash (used in) provided by
   operating activities                        (545,510)     3,019,927
                                            -----------    -----------

Cash flows from investing activities:

  Proceeds from partial sale of
   investment in subsidiary
   partnerships                               1,400,000              0
  Improvements to property and
   equipment                                   (260,135)    (1,480,928)
  Decrease in cash held
   in escrow                                     77,147         80,512
                                            -----------    -----------
  Net cash provided by (used in)
   investing activities                       1,217,012     (1,400,416)
                                            -----------    -----------


           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                            ---------------------------
                                                  Nine Months Ended
                                                      December 31,
                                            ---------------------------
                                                 1997          1996
                                            ---------------------------
Cash flows from financing activities:

  Increase in deferred costs                   (166,976)       (38,465)
  Repayments of mortgage notes               (5,219,005)    (1,010,143)
  Proceeds from mortgage notes                4,000,000              0
  Increase in due to selling partners             5,625          5,625
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority
   interest                                    (131,894)      (110,434)
                                            -----------     ----------

  Net cash used in decrease
   financing activities                      (1,512,250)    (1,153,417)
                                             ----------     ----------

Net (decrease) increase in cash and
  cash equivalents                             (840,748)       466,094

Cash and cash equivalents at
  beginning of period                         4,956,628      4,498,565
                                             ----------      ---------

Cash and cash equivalents at
  end of period                              $4,115,880     $4,964,659
                                              =========      =========

Components of partial sale of
  investment in subsidiary
  partnerships:

  Increase in capitalization of
   consolidated subsidiaries
   attributable to minority
   interest                                  $1,245,423     $        0


           See Accompanying Notes to Consolidated Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $81,000 and $83,000 and $328,000 and $323,000 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited finan-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

cial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                       Three Months Ended         Nine Months Ended
                            December 31,             December 31,
                      --------------------    -----------------------
                         1997        1996         1997         1996
                      --------------------    -----------------------
Partnership           $374,000  $   50,000    $1,122,000     $150,000
management
fees (a)
Expense reim-           27,500      36,860       109,049       90,675
bursement (b)
Property man-          222,937     153,625       690,544      457,619
agement fees (c)
Local adminis-          13,000      12,500        39,000       37,000
trative fee (d)       --------    --------    ----------     --------
                      $637,437    $252,985    $1,960,593     $735,294
                      ========    ========    ==========     ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,500,000 and $2,378,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

(c) Property management fees incurred by subsidiary partnerships amounted to $370,190 and $357,788 and $1,126,199 and $1,119,240 for the three and nine months ended December 31, 1997 and 1996, respectively. Of these fees $222,937 and $153,625 and $690,544 and $457,619 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $88,487 and $19,097 and $291,817 and $56,275 for the three and nine months ended December 31, 1997 and 1996, respectively, which were also incurred to affiliates of the Partnership.

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

In an effort to reduce the property's debt service burden, negotiations with the holder of the property's first mortgage, Sun America Life Insurance Company (the "Mortgagee") had been ongoing during January and February of 1996. The Mortgagee rejected Campeche's proposals and commenced a foreclosure action during the latter part of February. In order to preserve Campeche's ownership of the property, a Chapter 11 filing was made during March 1996 and the Mortgagee was stayed from proceeding with its foreclosure. Campeche had presented a Plan of Reorganization to the Bankruptcy Court and the property was being operated under a Cash Collateral order issued by the Court. On June 19, 1997, Campeche completed a restructuring of its mortgage debt wherein the mortgage debt was settled for $4,200,000, through the following transactions: Bank of Boston made a $4,000,000 loan to

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership, Campeche, Campeche's general partner and one of the General Partners. In addition to paying off the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 by selling a portion of it's limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.99% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan it is expected that a refinancing will be completed which will have a term at least equal to the remaining compliance period of the project which ends 2004. On July 24, 1997 the Chapter 11 filing was dismissed. As of December 31, 1997, total advances to Campeche from the Partnership totaled approximately $1,516,000.

Note 4 - Mortgage Notes Payable

The status of the loan modification with respect to Williamsburg Residential, L.P. has remained the same since the events reported in Form 10-Q dated September 30, 1997.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Santa Juanita II Limited Partnership

A bank filed a suit against Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgment against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the general partner of Santa Juanita and in June 1996, the general partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") and in June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the general partner's bankruptcy. As such, the court ordered the general partner to surrender the books and records of Santa Juanita to Liberty Associates II L.P., the special limited partner and in July, the case was dismissed in the Bankruptcy Court. Liberty Associates II L.P. amended Santa Juanita's Amended and Restated Agreement of Limited Partnership which removed the former general partner as general partner and management agent and admitted a new general partner and management agent. Management of Santa Juanita is currently pursuing a workout agreement with the lenders with respect to Santa Juanita's mortgage debt. The Partnership's investment in Santa Juanita at December 31, 1997 and March 31, 1997 was approximately $428,000 and $478,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $44,000 and $46,000 and $89,000 and

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

$68,000 for the three and nine months ended December 31, 1997 and 1996, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the nine months ended December 31, 1997 and 1996 respectively, amounts received from operations of the Local Partnerships were approximately $264,000 and $621,000, respectively.

As of December 31, 1997 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $400,000 of the purchase price remains to be paid (none of which is being held in escrow). During the nine months ended December 31, 1997, approximately $39,000 was paid.

During the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $841,000. This decrease was primarily due to cash used in operating activities ($546,000), improvements to property and equipment ($260,000), net repayments of mortgage notes ($1,219,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($132,000), an increase in deferred costs ($167,000) which exceeded proceeds from partial sale of investment in subsidiary partnerships (1,400,000) and a decrease in cash held in escrow relating to investing activities ($77,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is gain on partial sale of investment in subsidiary partnerships ($155,000) and depreciation and amortization ($6,131,000).

Partnership management fees owed to the General Partners amounting to approximately $3,500,000 and $2,378,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

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

Results of Operations

Results of operations for the three and nine months ended December 31, 1997 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income decreased approximately 3% and increased approximately 1% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to the merger of Spring Creek Retail Associates, L.P. ("Retail") with Spring Creek Associates, L.P. ("Spring Creek") effective August 16, 1996. Before such merger the commercial rent was accrued by Spring Creek on the basis of cash flow from Retail's operations, pursuant to the terms of a net lease agreement. Excluding Spring Creek, rental income increased approximately 4% for both the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases and increases in occupancy at two Local Partnerships.

Other income decreased approximately $38,000 and $86,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to the receipt of a real estate tax refund at one Local Partnership in the first quarter of 1996 and a refund of mortgage premiums paid at another Local Partnership in the third quarter of 1996.

Total expenses excluding general and administrative-related parties and insurance remained fairly consistent with increases of approximately 1% and 2% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties increased approximately $384,000 and $1,225,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners and an increase in property management fees resulting from the change at two Local Partnerships from an unaffiliated property manager to one which is an affiliate.

Insurance expense increased approximately $59,000 for the three months ended December 31, 1997 as compared to the corresponding period in 1996 primarily due to an underaccrual of such expense at one Local Partnership in the third quarter of 1996.

A gain on partial sale of investment in subsidiary partnerships in the amount of approximately $155,000 was recorded for the nine months ended December 31, 1997 (see Note 3 to the financial statements).

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information

        On November 25, 1997, an affiliate of Related Credit Properties II, L.P. ("RCP") the general partner of the Partnership, purchased 100% of the stock of Liberty GP II, Inc. ("LGP") the other general partner of the Partnership (the "Transfer"). In addition to the Transfer, by acquiring the stock of LGP, an affiliate of RCP also acquired LGP's general partner interest in Liberty Associates II L.P., the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27   Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K - A report on Form 8-K dated November 25, 1997 was filed by the Partnership on December 8, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this Form 10-Q.

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

Date:  February 3, 1998

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          Vice President
                          (principal financial officer)

Date:  February 3, 1998

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

                  By: LIBERTY GP II INC.,
                      General Partner

Date:  February 3, 1998

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          Vice President
                          (principal financial officer)

Date:  February 3, 1998

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)