Form 10-K
period 1998-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 1998-06-24
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X
----- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3458180
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                             10022
---------------------------------------                           ----------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

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

Index to exhibits may be found on page 112
Page 1 of 123

                                     PART I

Item 1. Business.

General

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner general partner interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 1998, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. (See Results of Operations of Certain Local Partnerships).

Investment Objectives, Tax Credits

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Local Partnership ceases to meet qualification requirements , (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

The General Partners generally required in connection with certain investments in Local Partnerships that the general partner of the local partnership undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 1998, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the Operating Deficit Guarantee are treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $17,061,894, $17,193,735 and $17,174,288 in Tax Credits during the
1997, 1996 and 1995 Fiscal Years, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 1998, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Government Regulations

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

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

Competition
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the Gen-eral Partners and/or their affiliates to engage in business which may compete with the Partnership.

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

Except for the seven limited partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

Local General Partner                                 1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus II L.P.    98%

                      Local
                     General       Special           Liberty Tax             Other
                    Partner(s)  Limited Partner   Credit Plus II L.P.   Limited Partners
                    ----------  ---------------   -------------------   ----------------
Concourse Artists       1%            1%                19%                   *79%
Grand Concourse         1%            1%                19%                   *79%
Robin Housing           1%            1%                19%                   *79%
Willoughby-Wyckoff      1%            1%                19%                   *79%
Penn Alto               1%            1%                78.40%                *19.60%
United Glen Arden I     1%            1%                73.52%                *24.48%
Property Development
Associates              1%            1%                66.33%                *31.67%

*Affiliate of Liberty Tax Credit Plus II L.P. with same management

                           Local Partnership Schedule

                                                % of Units Occupied at May 1,
Name and Location                   ----------------------------------------------------
(Number of Units)                   Date Acquired    1998    1997    1996    1995   1994
-----------------                   -------------    ----    ----    ----    ----   ----
Polynesian Apartments Associates,
  Ltd. (a Limited Partnership)
  Homestead, FL (84)                July 1988         96     100      94      99     99
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)               July 1988         96     100      96     100    100

                           --------------------------------------

                                               % of Units Occupied at May 1,
Name and Location                   ----------------------------------------------------
(Number of Units)                   Date Acquired    1998    1997    1996    1995   1994
-----------------                   -------------    ----    ----    ----    ----   ----
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)             December 1988     99     95       99    100      99
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                October 1988      93     90       88     93      99
Property Development Associates, L.P.
  Kansas City, MO (232)             December 1988     95     98       98     99      97
Whittier Plaza Associates
  Limited Partnership
  St. Louis, MO (27)                December 1988     78     81       81     88     100
United-Glen Arden I
  Limited Partnership
  Glen Arden, MD (354)              December 1988     96     91       90     95      96
United-Glen Arden II
  Limited Partnership
  Glen Arden, MD (238)              December 1988     98     95       98     98      96
Rolling Green Limited Partnership
  Chicago, IL (224)                 December 1988     97     96       87     92      91
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                  December 1988     96    100      100    100     100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                December 1988     99     97       97     95      97
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                 December 1988    100    100       94     94     100
Upper Fifth Avenue Residential
  Associates, L.P.
  New York, NY (151)                January 1989      98     96       97     93      95
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                 January 1989      96    100      100    100      96
General Atlantic Second Avenue
  Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                 January 1989     100     95       94    100     100
Church Lane Associates
  Germantown, PA (40)               February 1989     98     98       95     92      99
Campeche Isle Apartments
  Limited Partnership
  Galveston, TX (208)               May 1989          78     70       65     85      97
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                   November 1988     95     99       97     92      96
Concourse Artists Housing
  Associates (a Limited Partnership)
  Bronx, NY (23)                    November 1988     91     96       96    100      98
2051 Grand Concourse Housing
  Associates (a Limited Partnership)
  Bronx, NY (63)                    November 1988     94     97       97     98      95

                           --------------------------------------

                                                 % of Units Occupied at May 1,
Name and Location                   ----------------------------------------------------
(Number of Units)                   Date Acquired    1998    1997    1996    1995   1994
-----------------                   -------------    ----    ----    ----    ----   ----
Willoughby-Wyckoff Housing
  Associates (a Limited Partnership)
  Bronx, NY (68)                    November 1988     91     93       97     88      90
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                May 1989          96     99       91     96      98
Penn Alto Associates
  Limited Partnership
  Altoona, PA (150)                 June 1989         87     81       87     81      94
Gramco Development
  Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                 July 1989         98     94       99     93     100
Alexis Park Apartments
  A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)            July 1989         95     92       93     95      97
Williamsburg Residential, L.P.
  Witchita, KS (76)                 August 1989       78     74       93     91     100
Victory Apartments
  Chicago, IL (107)                 September 1989    93     97       96     98     100


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

Management continuously reviews the physical state of the properties and budgets improvements when required, which are generally funded from cash flow, from operations or release of replacement reserve escrows.

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

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of June 8, 1998, the Partnership has 8,429 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancings or sales proceeds.

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

                                               Year ended March 31,
                      ----------------------------------------------------------------------
OPERATIONS                1998          1997           1996*         1995*          1994*
----------             -----------   ------------    -----------   -----------    -----------
Revenues              $26,563,918   $ 25,919,807    $25,386,930   $25,074,695    $24,430,064

Operating expenses     35,799,640     39,490,613     32,104,631    32,403,689     31,395,344
                      -----------   ------------    -----------   -----------    -----------

Loss before
  minority interest
  and extraordinary
  items                (9,235,722)   (13,570,806)    (6,717,701)   (7,328,994)    (6,965,280)

Minority interest
  in loss of
  subsidiaries            404,890        163,680        185,143       418,892        585,685
                      -----------   ------------    -----------   -----------    -----------

Net loss              $(8,830,832)  $(13,407,126)   $(6,532,558)  $(6,910,102)   $(6,379,595)
                      ===========   ============    ===========   ===========    ===========

Per unit amounts:

Net loss per BAC      $    (75.42)  $    (114.50)   $    (55.79)  $    (59.01)   $    (54.48)
                      ===========   ============    ===========   ===========    ===========

*Reclassified for comparative purposes.

                                               Year ended March 31,
                      ----------------------------------------------------------------------
FINANCIAL POSITION       1998          1997            1996          1995           1994
------------------    -----------   ------------    -----------   -----------    -----------
Total assets         $192,850,536   $200,269,263   $212,829,666  $218,920,596   $226,067,610
                     ============   ============   ============  ============   ============

Total liabilities    $145,266,475   $145,257,171   $143,880,937  $143,305,749   $143,119,315
                     ============   ============   ============  ============   ============

Minority interest    $  4,700,747   $  3,297,946   $  3,827,457  $  3,961,017   $  4,384,363
                     ============   ============   ============  ============   ============

Total partners'
 capital             $ 42,883,314   $ 51,714,146   $ 65,121,272  $ 71,653,830   $ 78,563,932
                     ============   ============   ============  ============   ============

During the years ended March 31, 1994 through 1998, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. For the year ended March 31, 1997, there was also a decrease in assets due to a loss on impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Prior to the time that all of the net proceeds had been fully invested in Local Partnerships, the Partnership's primary source of funds was from the proceeds of its public offering. During the years ended March 31, 1998, 1997 and 1996, the primary sources of liquidity included: (i) working capital reserves in the original amount of 3% of gross equity raised; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

As of March 31, 1998, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $400,000 of the purchase price remains to be paid (none of which is held in escrow). During the year ended March 31, 1998, $39,000 was paid.

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

During the years ended March 31, 1998, 1997 and 1996, respectively, amounts received from operations of the Local Partnerships were approximately $272,000, $621,000 and $11,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future.

During the year ended March 31, 1998, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $779,000. This decrease was a result of an increase in acquisitions of property and equipment ($792,000), construction in progress ($604,000), repayments of mortgage loans ($5,505,000), an increase in cash held in escrow ($363,000), a net increase in due to local general partners and affiliates ($791,000), and an increase in deferred costs ($193,000), which exceeded cash flows provided by operating activities ($1,435,000), an increase in due to selling partners ($72,000), proceeds from mortgage notes ($4,000,000), proceeds from sales of interests ($1,400,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($562,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $8,704,000.

The Partnership has negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. As of March 31, 1998, 1997 and 1996, approximately $5,526,000, $5,580,000 and $4,965,000, respectively had been funded by the Local General Partners to meet such obligations. Of the total amount funded through March 31, 1998, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Partnership, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $4,297,000 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow. As of March 31, 1998, all such guarantees have expired.

Partnership management fees owed to the General Partners amounting to approximately $3,874,000 and $2,378,000 were accrued and unpaid as of March 31, 1998 and March 31, 1997, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capital-ized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 1998, the Partnership has recorded approximately $4,727,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively).

The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

The net loss for the 1997, 1996 and 1995 Fiscal Years totaled $8,830,832, $13,407,126 and $6,532,558, respectively. The net loss for the 1996 Fiscal Year includes a loss on impairment of assets of approximately $4,727,000 (see Note 4 in Item 8. Financial Statements and Supplementary Data).

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $17,061,894, $17,193,735 and $17,174,288 in Tax Credits during the
1997, 1996 and 1995 Fiscal Years, respectively.

1997 vs. 1996
Rental income remained fairly consistent with a decrease of less than 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Other income increased approximately $520,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to a settlement of an estimated liability for water and sewer expenses in 1996 which was written off and recognized as other income in 1997 at one Local Partnership, partially offset by small decreases at two other Local Partnerships.

A gain on sale of interests of approximately $155,000 was realized during the 1997 Fiscal Year (see Note 10 in Item 8. Financial Statements and Supplementary
Data).

Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance, operating, insurance and loss on impairment of assets remained fairly consistent with a decrease of approximately 2% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

General and administrative expense increased approximately $724,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to an increase in number of employees and related payroll and benefits, an increase in legal fees, and an increase in advertising expense at one Local Partnership, along with the opening of a management and leasing office at a second Local Partnership as well as general increases in general and administrative expenses at three other Local Partnerships. General and administrative expenses increased at the Partnership level due to increased legal costs pertaining to the Campeche Isle restructuring and the partial sale of interests in two Local Partnerships.

General and administrative expenses-related parties increased approximately $314,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to a change at one Local Partnership from an unaffiliated property manager to one which is an affiliate.

Repairs and maintenance increased approximately $1,087,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to an extensive repair and maintenance program to correct neglected conditions at one Local Partnership, a repainting of the building at a second Local Partnership and increases in general repairs at four other Local Partnerships.

Operating expenses decreased approximately $452,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to overaccrual of estimated water and sewer charges in 1996 at one Local Partnership, decreases in costs of supplies at a second Local Partnership as well as general decreases in operating expenses at three other Local Partnerships.

Insurance decreased approximately $218,000 primarily due to a change of insurance carriers at two Local Partnerships as well as a general decrease in insurance expense at a third Local Partnership.

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

A loss on impairment of assets was recorded in the 1996 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplementary Data).

Results of Operations of Certain Local Partnerships

(a) Subsidiary Partnerships - Going Concern

Whittier Plaza Associates
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $25,000, $550,000 and $42,000 for the 1997, 1996 and 1995 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $50,292 and $53,086 in the 1997 and 1996 Fiscal Years, respectively, and $342,286 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $49,530. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 1998 and 1997 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $25,000, $550,000 (after loss on impairment of assets of approximately $490,000), and $42,000 for the 1997, 1996 and 1995 Fiscal Years.

Alexis Park Apartments
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("LDEQ"). At December 31, 1997, 43 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997 that found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The report recommended the installation of mechanical systems to reduce air pollutant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. The EPA has informed management that additional testing of the project site began in early 1998. At December 31, 1997, management is unaware of any additional or potential remediation or clean-up costs that will be required and accordingly, is unable to estimate the possible cost to Alexis of any remediation or clean-up that may be required in the future.

In July of 1991, the former Local General Partner of Alexis received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner of Alexis opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis and the filing of Alexis' tax returns.

The former Local General Partner of Alexis denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on Alexis' financial statements are not determinable.

Management believes the testing conducted by the LDEQ and the EPA has provided sufficient evidence that there is no significant environmental hazard at the Alexis Park Apartments site. Management, along with the mayor of Bossier City, has been active in requesting that the EPA remove the site from the list of proposed Superfund sites and that no further tests be conducted. Alexis has also requested assistance with bringing this issue to closure from its congressman and U.S. senators who have been responsive.

Although the environmental issue is in many respects beyond its control, management intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disruptive action by the EPA and provide an opportunity for Alexis to continue as a going concern. In addition, Alexis has sustained losses and its current liabilities exceed its current assets by approximately $123,000. Management of Alexis expects operating income to improve for 1998 from both increased occupancy and slightly reduced expenses and also believes cash flows for 1998 will be sufficient to meet liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 1998 and 1997 was approximately $620,000 and $879,000, respectively, and the minority interest balance was approximately $1,200 and $3,800, respectively. Alexis' net loss after minority interest amounted to approximately $259,000, $137,000 and $244,000, for the 1997, 1996 and 1995 Fiscal Years, respectively.

Goodfellow Place Limited Partnership
The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Goodfellow as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow originally established in 1990 in the amount of $163,000. Further, at December 31, 1997, current liabilities exceed current assets and prepaid expenses by $57,669.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guarantee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily restricted by the Local General Partners and has a balance of $171,218 at December 31, 1997. The general partners of Goodfellow plan to negotiate with CDA in an attempt to restructure the agreement to allow the project to place those funds in the operating deficit escrow account held in trust by Missouri Housing Development Committee ("MHDC"). These funds would then be used to fund future operating deficits. In addition, management has increased rents $15 per month beginning in January 1998, as leases renew to help meet cash flow needs.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet of Goodfellow is dependent upon continued operations, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncertain.

The Partnership's investment in Goodfellow at March 31, 1998 and 1997 was reduced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net income (loss) after minority interest amounted to approximately $200, ($2,829,000) (after loss on impairment of assets of approximately ($2,649,000)) and ($102,000) for the 1997, 1996 and 1995 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies and equity deficiencies. Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 1998 and 1997 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $180,000 and $182,000, respectively. Willoughby's net loss after minority interest amounted to approximately $141,000, $273,000 and $309,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

United-Glen Arden I Limited Partnership
The United-Glen Arden I Limited Partnership (United-Glen Arden I) incurred a net loss of $732,764 during the year ended December 31, 1997. In addition, United-Glen Arden I is in default of the terms of its loan agreement. These conditions raise substantial doubt about United-Glen Arden I's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if United-Glen Arden I is unable to continue in existence. The Partnership's investment in United-Glen Arden I at March 31, 1998 and 1997 was approximately $767,000 and $1,692,000, and the minority interest balance was approximately $192,000 and $0, respectively. United-Glen Arden I's net loss after minority interest was approximately $550,000, $690,000 and $804,000 for the 1997, 1996
and 1995 Fiscal Years.

United-Glen Arden II Limited Partnership
The United-Glen Arden II Limited Partnership (United-Glen Arden II) incurred a net loss of $488,048 during the year ended December 31, 1997, and as of that date, total liabilities ex-ceeded total assets by $2,076.236. In addition, United-Glen Arden II is in default of the terms of its loan agreement. These conditions raise substantial doubt about United-Glen Arden II's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if United-Glen Arden II is unable to continue in existence. The Partnership's investment in United-Glen Arden II at March 31, 1998 and 1997 was zero and the minority interest balance was zero. United-Glen Arden II's net loss after minority interest was approximately $488,000, $391,000 and $496,000 for the 1997, 1996 and 1995 Fiscal Years.

b)  Subsidiary Partnerships - Other

Santa Juanita II Limited Partnership
A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgment against Santa Juanita de-manding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the Local General Partner of Santa Juanita. In June 1996, the Local General Partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") and in June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the Local General Partner's bankruptcy. As such, the court ordered the Local General Partner to surrender the books and records of Santa Juanita to Liberty Associates, the special limited partner and in July, the case was dismissed in the Bankruptcy Court. Liberty Associates amended Santa Juanita's Amended and Restated Agreement of Limited Partnership to remove the former Local General Partner as general partner and management agent and admitted a new general partner and management agent. Management of Santa Juanita is currently pursuing a workout agreement with the lenders in respect to Santa Juanita's mortgage debt. The financial statements for the 1997 and 1996 Fiscal Years for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnerships investment in Santa Juanita at March 31, 1998 and 1997 was approximately $405,000 and $478,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $112,000, $90,000 and $90,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.


Gramco Development Limited Dividend

Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was granted net funds of $4,867,000. In the event a substantial violation of the provisions of certain agreements between Bayamon and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Bayamon at March 31, 1998 and 1997 was approximately $974,000 and $1,231,000 and the minority interest balance was approximately $423,000 and $425,000, respectively. Bayamon's net (loss) income after minority interest amounted to approximately, ($257,000), ($275,000) and $77,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 1998 and 1997 was approximately $123,000 and $160,000 and the minority interest balance was $544,000 and $728,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $24,000, $30,000 and $36,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Metropolitan Towers Associates, L.P.
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by one of its tenants for damages suffered. It is man-agement's opinion that the claim should be covered by Metropolitan's insurance policy. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 1998 and 1997 was approximately $1,228,000 and $1,340,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $113,000, $131,000 and $147,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Rolling Green Limited Partnership
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,406,915 and $1,198,880 in the 1997 and 1996 Fiscal Years, respectively. In September 1998, the three Section 8 contracts will expire. Management has been assured in verbal communications that such contracts will be renewed. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to be respectively changed to market value.

Campeche Isle Apartments, L.P.
On July 24, 1997, Campeche Isle Apartments Limited Partnership ("Campeche") emerged from Chapter 11 bankruptcy proceedings. While in bankruptcy, Campeche completed a restructuring of its mortgage debt and satisfied its $4,200,000 mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. In addition to satisfying the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term of at least equal to the remaining compliance period of the project which ends 2004. As of December 31, 1997, total advances to Campeche from the Partnership totaled approximately $1,516,000. The financial statements for the 1996 Fiscal Year for this subsidiary partnership were not audited. The Partnership's investment in Campeche at March 31, 1998 and 1997 was approximately $0 and $454,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss after minority interest amounted to approximately $845,000, $334,000 and $334,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Williamsburg Residential , L.P.
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which constituted an event of default. The Local General Partner also communicated to the limited partners its desire to withdraw as Local General Partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the Local General Partner effective January 16, 1997.

The new Local General Partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg and FNMA. Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly. 4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 be deposited into a debt service escrow account for the mutual benefit of Williamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1997, balances in the two entities accounts totaled $97,653.

In 1997, the Partnership advanced Williamsburg funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account. All of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg has been written down to zero by prior years' losses and the minority interest balance was approximately $736,000 and $0 at March 31, 1998 and 1997, respectively. Williamsburg net loss after minority interest amounted to approximately $220,000, $1,667,000 (after provision for impairment of assets of approximately $1,588,000) and $142,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 8.  Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                    23

         Consolidated Balance Sheets at March 31, 1998 and 1997          85

         Consolidated Statements of Operations for the Years
         Ended March 31, 1998, 1997 and 1996                             86

         Consolidated Statements of Changes in Partners' Capital
         for the Years Ended March 31, 1998, 1997 and 1996               87

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 1998, 1997 and 1996                             88

         Notes to Consolidated Financial Statements                      90

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (1997, 1996 and 1995 Fiscal Years) subsidiary partnerships whose losses aggregated $6,318,514, $10,828,750 and $6,098,858 for the 1997, 1996 and 1995 Fiscal Years, respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 1998 and 1997, presented in the accompanying consolidated financial statements. The financial statements for 26 (1997 Fiscal Year) and 25 (1996 and 1995 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 1997) and two (Fiscal 1996 and 1995) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 1998 and 1997 and the results of their operations and cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of six of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1997 Fiscal Year for one of these subsidiary partnerships were not audited. The seven subsidiary partnerships' net losses aggregated $1,761,033 (Fiscal 1997), $4,964,266 (Fiscal
1996) and $2,092,791 (Fiscal 1995) and their assets aggregated $42,936,661 and $44,639,208 at March 31, 1998 and 1997, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 11, 1998

                  [Letterhead of L. H. FRISHKOFF & COMPANY LLP]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners of
Polynesian Apartments Associates, Ltd.
(A Limited Partnership)
Miami, Florida

                        FHA PROJECT NO. FL29-K005-015-152
                        ---------------------------------

We have audited the accompanying statements of financial condition of Polynesian Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd., (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/ L.H. FRISHKOFF & COMPANY LLP
                                                --------------------------------
                                                    L.H. FRISHKOFF & COMPANY LLP

New York, New York
February 5, 1998

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


                                        /s/  L. H. FRISHKOFF & COMPANY
                                             --------------------------
                                             L. H. FRISHKOFF & COMPANY


New York, New York
January 23, 1997

                  [Letterhead of L. H. FRISHKOFF & COMPANY LLP]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners of
Seagrape Village Associates, Ltd.
(A Limited Partnership)
Miami, Florida


                        FHA PROJECT NO. FL29-K005-015-151
                        ---------------------------------

We have audited the accompanying statements of financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                /s/ L.H. FRISHKOFF & COMPANY LLP
                                                -------------------------------
                                                    L.H. FRISHKOFF & COMPANY LLP

New York, New York
February 4, 1998

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


                                        /s/  L. H. FRISHKOFF & COMPANY
                                             -------------------------
                                             L. H. FRISHKOFF & COMPANY


New York, New York
January 24, 1997

          [Letterhead of JOSE E. ROSARIO & CO. - SAN JUAN, PUERTO RICO]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, L.P. as of December 31, 1997 and 1996 and the related statements of operations and changes in partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metropolitan Towers Associates, L.P. as of December 31, 1997 and 1996, the results of its operations and changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       /s/ Jose E. Rosario & Co.

                                                       Jose E. Rosario & Co.
                                                       License No. 961
                                                       Expires December 1, 1998


January 26, 1998

Stamp No. 1468192 of the Puerto
Rico College of CPAs was
affixed to the original.

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

               [Letterhead of RUBIN, BROWN, GORNSTEIN & CO. LLP]


                          Independent Auditors' Report


To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report for 1997 (shown on pages 12 to 20) is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1998 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and a report dated January 17, 1998 on its compliance with laws and regulations.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 17, 1998

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


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 23, 1997

               [Letterhead of RUBIN, BROWN, GORNSTEIN & CO. LLP]


                          Independent Auditors' Report


Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P., as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           /s/ Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 21, 1998

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


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 21, 1997

                [Letterhead of RUBIN, BROWN, GORNSTEIN & CO. LLP]


                          Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited
  Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report for 1997 (shown on pages 14 through 21) is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of Whittier Plaza Associates Limited Partnership's internal controls and a report dated January 23, 1998 on its compliance with laws and regulations.

To The Partners
Whittier Plaza Associates Limited Partnership                             Page 2
--------------------------------------------------------------------------------


The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has sustained recurring losses from operations, excessive vacancies, and has continually required a general partner to fund deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 23, 1998

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


                                        /s/  Rubin, Brown, Gornstein & Co. LLP


St. Louis, Missouri
January 27, 1997

                  [Letterhead of HABIF, AROGETI & WYNNE, P.C.]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners
United - Glenarden I Limited Partnership


We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1997, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1997, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note O of the financial statements, the Partnership is in default of the terms of its loan agreement. In addition, the Partnership incurred a net operating loss of $732,764 for 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
February 16, 1998

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

                                                /s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1996

                  [Letterhead of HABIF, AROGETI & WYNNE, P.C.]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Partners
United - Glenarden II Limited Partnership


We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1997, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note N of the financial statements, the Partnership is in default of the term of its loan agreement. In addition, the Partnership incurred a net operating loss of $488,048 for 1997 and the Partnership's deficit totaled $2,076,236 as of December 31, 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia

February 16, 1998

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

/s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia
January 31, 1996

        [Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.

Chicago, IL
January 23, 1998

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


/s/  SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.
     ------------------------------------------------
     SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.


Chicago, IL
January 25, 1997

                 [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Spring Creek
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Respectfully submitted,
                                               /s/ Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 13, 1998

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

                                                     Respectfully submitted,

                                               /s/ Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 27, 1997

                 [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
East Two Thirty-Five
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income
(loss), changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Respectfully submitted,
                                               /s/ Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 5, 1998

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

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
January 29, 1997

                 [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Upper Fifth Avenue Residential
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Respectfully submitted,
                                               /s/ Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 5, 1998

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

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 4, 1997

                 [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
West 107th Street
  Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Respectfully submitted,
                                               /s/ Grossman, Tuchman & Shah, LLP


New York, N.Y.
January 27, 1998

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

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP


New York, N.Y.
January 22, 1997

                 [Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
General Atlantic Second Avenue
  Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Respectfully submitted,
                                               /s/ Grossman, Tuchman & Shah, LLP


New York, N.Y.
February 5, 1998

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

                                        Respectfully submitted,


                                        /s/  Grossman, Tuchman & Shah, LLP

New York, N.Y.
January 27, 1997

                      [Letterhead of ZINER & COMPANY, P.C.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates

     We have audited the accompanying balance sheet of Church Lane Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Church Lane Associates as of December 31, 1996 were audited by other auditors, whose report, dated February 10, 1997, expressed an unqualified opinion on those financial statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Ziner & Company, P.C.

January 26, 1998
Boston, Massachusetts

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

/s/  J. H. WIlliams & Co., LLP


Kingston, Pennsylvania
February 10, 1997

                   [Letterhead of REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Campeche Isle Apartments
  Limited Partnership

     We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 1997, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                      /s/ Reznick Fedder & Silverman

Bethesda, Maryland
March 12, 1998

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

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 29, 1996

                   [Letterhead of MARDEN HARRISON & KREUTER]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 30, 1998

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


MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

                    [Letterhead of MARDEN HARRISON & KREUTER]


INDEPENDENT AUDITORS' REPORT



To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 30, 1998

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

MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C.


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

                   [Letterhead of MARDEN HARRISON & KREUTER]


                          INDEPENDENT AUDITORS' REPORT
                          ---------------------------



To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467


We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

Port Chester, New York
January 30, 1998

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

MARDEN HARRISON & KREUTER
Certified Public Accountants, P.C.


/s/  Marden Harrison & Kreuter


Port Chester, New York
January 31, 1997

                   [Letterhead of MARDEN HARRISON & KREUTER]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Port Chester, New York
January 30, 1998

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

                      [Letterhead of WOLFE NILGES NAHORSKI]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note 11 to the financial statements, the Project has suffered recurring cash flow deficiencies from operations. This raises substantial doubt about the Project's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements for 1996 include an adjustment of $2,648,894 for the impairment of apartment buildings held and used as described in Note 12, but do not include any adjustments relating to the recoverability and classification of other recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Partnership cannot continue in existence.

                                              /s/ Wolfe Nilges Nahorski

                                                  A Professional Corporation
                                                  Certified Public Accountants

January 30, 1998
St. Louis, Missouri

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


                                        /s/  Wolfe Nilges Nahorski
                                             ----------------------------
                                             A Professional Corporation
                                             Certified Public Accountants


February 10, 1997
St. Louis, Missouri

                    [Letterhead of HAMILTON & MUSSER, P.C.]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mechanicsburg, Pennsylvania                         /s/ Hamilton & Musser, P.C.

February 26, 1998                                   Certified Public Accountants

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


Mechanicsburg, Pennsylvania
February 26, 1997


                                        /s/  Hamilton & Musser, P.C.
                                             -----------------------------
                                             Certified Public Accountants

              [Letterhead of Torres Llompart, Sanchez Ruiz & Co.]


Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
              ----------------------------------------------------

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated March 13, 1998, on our consideration of the Partnership's internal control structure and reports dated March 13, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Partners
Gramco Development Limited Dividend Partnership, LP
San Juan, Puerto Rico


                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                        FINANCIAL STATEMENTS (CONTINUED)
                        -------------------------------


Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 24 to 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1997 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1997 and, taken as a whole.


                                         /s/ Torres Llompart, Sanchez Ruiz & Co.






March 13, 1998
License No. 169
San Juan, Puerto Rico

Stamp number 1490131 was affixed
to the original of this report.

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

                     [Letterhead of COLE, EVANS & PETERSON]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Alexis Park Apartments, A Louisiana
  Partnership In Commendam
Bossier City, Louisiana

     We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1997 and December 31, 1996 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed at Note 11 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste and negative performance indicators that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regard to these matters is also discussed at Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

To the Partners                                                           Page 2
Alexis Park Apartments, A Louisiana
  Partnership in Commendam



     Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and December 31, 1996 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Cole, Evans & Peterson

Cole, Evans & Peterson
Shreveport, Louisiana
February 26, 1998

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


/s/  Cole, Evans & Peterson
     ----------------------
     Cole, Evans & Peterson


February 24, 1997
Shreveport, Louisiana

                       [Letterhead of CHESSER & COMPANY]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Partners
Williamsburg Residential, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Chesser & Company, P.A.

Wichita, Kansas
February 19, 1998

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


/s/  Chesser & Company


Wichita, Kansas
March 12, 1997

                 [Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998, on our consideration of the Partnership's internal control and a report dated January 23, 1998, on its compliance with laws and regulations.

                 [Letterhead of PHILIP ROOTBERG & COMPANY, LLP]


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

Chicago, Illinois
January 23, 1998

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


/s/  PHILIP ROOTBERG & COMPANY, LLP

Chicago, Illinois
January 29, 1997

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     March 31,
                                                         --------------------------------
                                                             1998                 1997
                                                         ------------        ------------
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4  and 7)                       $173,036,778        $180,610,721
Construction in progress                                      604,411                   0
Cash and cash equivalents (Notes 2, 3 and 10)               4,177,583           4,956,628
Cash held in escrow (Notes 2, 3 and 5)                      6,823,943           6,304,514
Deferred costs - less accumulated amortization
  (Notes 2 and 6)                                           4,121,038           4,273,139
Other assets                                                4,086,783           4,124,261
                                                         ------------        ------------

  Total assets                                           $192,850,536        $200,269,263
                                                         ============        ============


                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Mortgage notes payable (Note 7)                        $117,331,318        $118,783,431
  Accounts payable and other liabilities (Note 10)          9,339,821           9,331,939
  Due to local general partners and affiliates (Note 8)    10,135,658          10,926,397
  Due to general partners and affiliates (Note 8)           4,957,989           2,785,541
  Due to selling partners                                   3,501,689           3,429,863
                                                         ------------        ------------

                                                          145,266,475         145,257,171
                                                         ------------        ------------

Minority interests (Note 2)                                 4,700,747           3,297,946
                                                         ------------        ------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital
  Limited partners ( 115,917.5 BACs
   issued and outstanding) (Note 1)                        43,485,164          52,227,688
  General partners                                           (601,850)           (513,542)
                                                         ------------        ------------

  Total partners' capital                                  42,883,314          51,714,146
                                                         ------------        ------------

  Total liabilities and partners' capital                $192,850,536        $200,269,263
                                                         ============        ============



See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended March 31,
                                            --------------------------------------
                                                1998         1997          1996*
                                            -----------  ------------   -----------
Revenues
  Rental income                             $25,156,685   $25,187,403   $24,338,859
  Other (Note 10)                             1,252,656       732,404     1,048,071
  Gain on sale of interests (Note 10)           154,577             0             0
                                            -----------  ------------   -----------
                                             26,563,918    25,919,807    25,386,930
                                            -----------  ------------   -----------

Expenses
  General and administrative                  6,199,421     5,474,850     5,194,757
  General and administrative-related parties
   (Note 8)                                   2,592,241     2,283,782     1,051,462
  Repairs and maintenance                     5,365,245     4,278,462     3,979,837
  Operating and other                         2,664,912     3,116,779     2,838,531
  Real estate taxes                           1,037,475     1,035,225     1,031,134
  Insurance                                   1,126,788     1,344,916     1,370,405
  Financial, primarily interest               8,109,996     8,381,581     8,498,925
  Depreciation and amortization               8,703,562     8,847,941     8,139,580
  Loss on impairment of assets (Note 4)               0     4,727,077             0
                                            -----------  ------------   -----------

                                             35,799,640    39,490,613    32,104,631
                                            -----------  ------------   -----------

Loss before minority interest                (9,235,722)  (13,570,806)   (6,717,701)

Minority interest in loss of subsidiaries       404,890       163,680       185,143
                                            -----------  ------------   -----------

Net loss                                    $(8,830,832) $(13,407,126)  $(6,532,558)
                                            ===========  ============   ===========

Net loss - limited partners                 $(8,742,524) $(13,273,055)  $(6,467,232)
                                            ===========  ============   ===========

Number of BACs outstanding                    115,917.5     115,917.5     115,917.5
                                            ===========  ============   ===========

Net loss per BAC                            $    (75.42) $    (114.50)  $    (55.79)
                                            ===========  ============   ===========




*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                            Limited        General
                                               Total        Partners       Partners
                                            -----------   -----------     ---------
Partners' capital - April 1, 1995           $71,653,830   $71,967,975     $(314,145)
Net loss                                     (6,532,558)   (6,467,232)      (65,326)
                                            -----------   -----------     ---------

Partners' capital - March 31, 1996           65,121,272    65,500,743      (379,471)
Net loss                                    (13,407,126)  (13,273,055)     (134,071)
                                            -----------   -----------     ---------

Partners' capital - March 31, 1997           51,714,146    52,227,688      (513,542)
Net loss                                     (8,830,832)   (8,742,524)      (88,308)
                                            -----------   -----------     ---------

Partners' capital - March 31, 1998          $42,883,314   $43,485,164     $(601,850)
                                            ===========   ===========     =========



See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  Year Ended March 31,
                                                     -----------------------------------------
                                                         1998           1997          1996
                                                     -----------    ------------   -----------
Cash flows from operating activities:
  Net loss                                           $(8,830,832)   $(13,407,126)  $(6,532,558)
                                                     -----------    ------------   -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:

   Gain on sale of interests                            (154,577)              0             0
   Present value of legal settlement (Note 10)                 0          75,905             0
   Loss on sale of property and equipment                  7,251          21,061             0
   Depreciation and amortization                       8,703,562       8,847,941     8,139,580
   Loss on impairment of assets                                0       4,727,077             0
   Minority interest in loss of subsidiaries            (404,890)       (163,680)     (185,143)
   Accrued interest added to principal of
   mortgage note payable                                  52,879          52,872        52,872
  (Increase) decrease in assets
   Cash held in escrow                                  (155,978)       (350,708)     (135,938)
   Deferred costs                                              0         (23,625)            0
   Other assets                                           37,478         864,340      (154,802)
  Increase in liabilities
   Accounts payable and other liabilities                  7,882         778,253       424,090
   Due to general partners and affiliates              2,172,448       1,568,577       502,513
                                                     -----------    ------------   -----------

  Total adjustments                                   10,266,055      16,398,013     8,643,172
                                                     -----------    ------------   -----------

  Net cash provided by operating activities            1,435,223       2,990,887     2,110,614
                                                     -----------    ------------   -----------

Cash flows from investing activities:
  Acquisitions of property and equipment                (792,036)     (1,463,525)   (1,452,484)
  Construction in progress                              (604,411)              0             0
(Increase) decrease in cash held in escrow              (363,451)        429,045       (52,967)
                                                     -----------    ------------   -----------

  Net cash used in investing activities               (1,759,898)     (1,034,480)   (1,505,451)
                                                     -----------    ------------   -----------

Net cash (used in) provided by operating and
  investing activities                                  (324,675)      1,956,407       605,163


See accompanying notes to consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)


                                                                  Year Ended March 31,
                                                      ----------------------------------------
                                                          1998           1997          1996
                                                      ----------      ----------    ----------
Net cash (used in) provided by operating and
  investing activities, brought forward                 (324,675)      1,956,407       605,163
                                                      ----------      ----------    ----------

Cash flows from financing activities:
  Increase in deferred costs                            (192,733)        (33,140)     (128,112)
  Proceeds from mortgage notes                         4,000,000               0             0
  Repayments of mortgage notes                        (5,504,992)     (1,164,748)   (1,184,860)
  Increase in due to local general partners
   and affiliates                                        397,477         735,853     1,115,182
  Decrease in due to local general partners
   and affiliates                                     (1,188,216)       (441,677)     (396,023)
  Increase (decrease) in due to selling partners          71,826        (228,801)       61,414
  Increase (decrease) in capitalization of
   consolidated subsidiaries attributable to
   minority interest                                     562,268        (365,831)       51,583
  Proceeds from sale of interests                      1,400,000               0             0
                                                      ----------      ----------    ----------

  Net cash used in financing activities                 (454,370)     (1,498,344)     (480,816)
                                                      ----------      ----------    ----------

Net (decrease) increase in cash and
  cash equivalents                                      (779,045)        458,063       124,347

Cash and cash equivalents at
  beginning of year                                    4,956,628       4,498,565     4,374,218
                                                      ----------      ----------    ----------
Cash and cash equivalents
  at end of year                                      $4,177,583      $4,956,628    $4,498,565
                                                      ==========      ==========    ==========

Supplemental disclosure of cash flows
  information:
  Cash paid during the year for interest              $6,663,972      $7,356,078    $7,600,270

Supplemental disclosures of noncash
  investing and financing activities:
  Proceeds from mortgage notes used to
   reduce due to local general partners
   and affiliates                                     $        0      $        0    $  161,205
  Increase in accounts payable and other
   liabilities from present value of
   legal settlement                                   $        0      $   75,905    $        0


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

The Partnership has acquired interests in 27 Local Partnerships as of March 31, 1998, and does not anticipate making any additional investments.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


For financial reporting purposes, the Partnership's fiscal year ends on March
31. The Partnership's fiscal year ends on March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March
31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $391,000 $524,000 and $532,000 for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

h)  Financial Statements Reclassifications

Certain reclassifications have been made to the 1995 Fiscal Year Financial Statement to conform with the 1997 and 1996 Fiscal Year Financial Statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, and Cash Held in Escrow
--------------------------------------------------
The carrying amount approximates fair value.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                               March 31, 1998              March 31, 1997
                                         -------------------------     ------------------------
                                           Carrying                      Carrying
                                            Amount      Fair Value        Amount     Fair Value
                                         -----------   -----------     -----------  -----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value       $54,134,394   $53,443,892     $24,439,740  $23,554,365
Not Practicable                          $63,196,924             *     $94,343,691            *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

Due to Selling Partners and Due to Local General Partner and Affiliates
-----------------------------------------------------------------------
The estimated fair value of the Partnership's due to selling partners and due to Local General Partner and affiliates which are different than the carrying value are as follows:

                                               March 31, 1998              March 31, 1997
                                         -------------------------     ------------------------
                                           Carrying                      Carrying
                                            Amount      Fair Value        Amount     Fair Value
                                         -----------   -----------     -----------  -----------
Due to selling partners                  $ 3,501,689   $ 4,749,512     $ 3,429,863  $ 4,446,316
Due to Local General Partner
  and affiliates                         $10,135,658   $10,135,658     $10,926,397  $10,191,997

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 31,                   Estimated
                                     -----------------------------      Useful Lives
                                          1998            1997             (Years)
                                     ------------     ------------      ------------
Land                                 $ 14,444,085     $ 14,444,085         -
Building and improvements             217,110,837      217,275,838      15 to 40
Other                                   6,026,878        5,190,378       5 to 15
                                     ------------     ------------
                                      237,581,800      236,910,301
Less:  Accumulated depreciation       (64,545,022)     (56,299,580)
                                     ------------     ------------
                                     $173,036,778     $180,610,721
                                     ============     ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Included in property and equipment is $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 1998 and 1997. In addition, as of March 31, 1998 and 1997, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $8,358,728, $8,584,497 and $7,947,111, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 1997 and 1996 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $113,286 and $61,438, respectively, due to write-offs on dispositions.

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

Williamsburg Residential L.P. had experienced significant losses and cash flow problems and was in default on the mortgage note. As a result of the operating losses and cash flow problems, management of Williamsburg determined that an impairment of the property existed at December 31, 1996. The impairment loss was determined to be $1,588,193 and has been charged to operations in the 1996 Fiscal Year. The amount of the impairment loss was determined based on the difference in the carrying value of the property and the valuation of the property based on capitalized cash flows.

As a result of cash flow deficiencies described in Note 10, land and apartment buildings at Goodfellow Place Limited Partnership have been deemed to be impaired and written down to their fair value. The fair value at December 31, 1996 was estimated by management to be $1,140,000. Management estimated the fair value by capitalizing estimated annual cash flows before debt service using a 13% capitalization rate. The carrying value of the apartment buildings at December 31, 1996 exceeded their fair value by $2,648,894. An impairment loss of that amount has been charged to operations in the 1996 Fiscal Year.

NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                    March 31,
                                                           ------------------------
                                                               1998          1997
                                                           ----------    ----------
Real estate taxes, insurance, reconstruction and other     $3,404,024    $3,289,258
Reserve for replacements                                    2,477,614     2,114,163
Tenant security deposits                                      942,305       901,093
                                                           ----------    ----------

                                                           $6,823,943    $6,304,514
                                                           ==========    ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                 March 31,
                                       ---------------------------
                                          1998             1997          Period
                                       ----------       ----------      ---------
Financing expenses                     $5,031,372       $4,838,639          *
Organization expenses                   1,615,521        1,660,147      60 months
Other                                     741,253          741,253       Various
                                       ----------       ----------
                                        7,388,146        7,240,039
Less:  Accumulated amortization        (3,267,108)      (2,966,900)
                                       ----------       ----------

                                       $4,121,038       $4,273,139
                                       ==========       ==========

*Over the life of the respective related mortgages.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 amounted to $344,834, $263,444 and $192,469, respectively. During the years ended March 31, 1998 and 1997, $44,626 and $174,405 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $677,000, including principal and interest at rates varying from 0% to 15% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                     Amount
------------------                 ------------
1998                               $  6,284,605
1999                                  1,512,384
2000                                  1,629,296
2001                                  1,755,306
2002                                  1,870,851
Thereafter                          104,278,876
                                    -----------
                                   $117,331,318
                                   ============

One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under Section 236 of the National Housing Act. At December 31, 1997, said note, which bears interest at 7.5% per annum through May 1, 2011, had a balance of $2,622,836.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 8 - Related Party Transactions

A)  Related Party Fees

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                                        Year Ended March 31,
                                             --------------------------------------
                                                 1998         1997           1996
                                             ----------    ----------    ----------
Partnership management fees (a)              $1,496,000    $1,496,000      $299,000
Expense reimbursement (b)                       135,010        92,872        89,987
Property management fees (c)                    909,731       643,410       613,475
Local administrative fee (d)                     51,500        51,500        49,000
                                             ----------    ----------    ----------

                                             $2,592,241    $2,283,782    $1,051,462
                                             ==========    ==========    ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $3,874,000 and $2,378,000 were accrued and unpaid as of March 31, 1998 and March 31, 1997. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,521,339, $1,497,138 and $1,478,178 for the 1997, 1996 and 1995 Fiscal Years,
respectively. Of these fees $909,731, $643,410 and $613,475 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $350,474, $102,869 and $77,325, respectively, which were also incurred to affiliates of the Partnership.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates II L.P. has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $5,690, $500 and $142 during the 1998, 1997 and 1996 Fiscal Years, respectively.

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

(e) Due to Local General Partners and affiliates at March 31, 1998 and 1997 consists of the following:

                                                                   March 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Operating advances                                        $ 1,175,243   $ 1,974,497
Development fee payable                                     2,553,084     2,583,084
Operating deficit advances                                  4,297,397     4,291,724
Management and other fees                                     647,015       733,304
Long-term notes payable (f)                                   965,541       965,541
Interest long-term notes payable                              497,378       378,247
                                                          -----------   -----------
                                                          $10,135,658   $10,926,397
                                                          ===========   ===========

(f) Long-term notes payable consist of the following:

Polynesian                                                   $316,370   $   316,370
----------
This  promissory  note bears  interest  at 11% with a
maturity date of June 1, 2003. Interest expense of
$34,800 was incurred for the years ended
March 31, 1998 and 1997.

Seagrape                                                      649,171       649,171
--------                                                  -----------   -----------
This  promissory  note bears  interest  at 11% with a
maturity date of July 1, 2002. Interest expense of
$71,409 and $96,289 was incurred for the years ended
March 31, 1998 and 1997.
                                                             $965,541   $   965,541
                                                          ===========   ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


B)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements with all Local Partnerships, pursuant to which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. As of March 31, 1998, 1997 and 1996, approximately $5,526,000, $5,580,000 and
$4,965,000, respectively had been funded by the Local General Partners to meet such obligations. Of the total amount funded through March 31, 1998, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Partnership, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $4,297,000 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow. As of March 31, 1998, all such guarantees have expired.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                               Year Ended December 31,
                                                  --------------------------------------------
                                                       1997              1996          1995*
                                                  ------------       -----------   -----------
Financial statement
Net loss                                           $(8,830,832)     $(13,407,126)  $(6,532,558)

Difference resulting from parent company
  having a different fiscal year for income
  tax and financial reporting purposes              (1,128,089)        1,272,589       (59,193)

Difference between depreciation and amortization
 expense recorded for financial reporting purposes
 and the accelerated cost recovery system utilized
 for income tax purposes                            (1,613,036)       (1,354,876)   (1,980,066)

Difference between gain on sale of
  interests for financial reporting
  purposes and income tax purposes                    (200,101)                0             0

Loss on impairment of assets recorded for
  financial reporting purposes                               0         4,727,077             0

Non-deductible litigation settlement                         0            55,042       (18,800)

Excess losses allocated to minority
  interest for income tax purposes                   1,202,905           863,663       799,926

Other                                                  190,143           412,996       (62,028)
                                                  ------------       -----------   -----------

Net loss as shown on the  income  tax return
  for the calendar year ended                     $(10,379,010)      $(7,430,635)  $(7,852,719)
                                                  ============       ===========   ===========

*Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

The auditors for six subsidiary Partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments, Goodfellow Place Limited Partnership, Willougby-Wyckoff Housing Associates, United-Glen Arden I Limited Partnership and United-Glen Arden II Limited Partnership, modified their reports on the 1997 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $25,000, $550,000 and $42,000 for the 1997, 1996 and 1995 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $50,292 and $53,086 in the 1997 and 1996 Fiscal Years, respectively, and $342,286 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $49,530. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 1998 and 1997 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $25,000, $550,000 (after loss on impairment of assets of approximately $490,000), and $42,000 for the 1997, 1996 and 1995 Fiscal Years.

Alexis Park Apartments
----------------------
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("LDEQ"). At December 31, 1997, 43 of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997 that found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The report recommended the installation of mechanical systems to reduce air pollutant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. The EPA has informed management that additional testing of the project site began in early 1998. At December 31, 1997, management is unaware of any additional or potential remediation or clean-up costs that will be required

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


and accordingly, is unable to estimate the possible cost to Alexis of any remediation or clean-up that may be required in the future.

In July of 1991, the former Local General Partner of Alexis received notification from the U.S. Department of Justice that some of its officers were under investigation for possible violations of Federal criminal statutes arising out of the filing of the Alexis partnership tax returns for the years 1988 and 1989. Included in this notification was an invitation to appear before the Grand Jury. The former general partner of Alexis opted to have its corporate counsel submit to the U.S. Attorney and Internal Revenue Service, a written summary of the former general partner's involvement with Alexis and the filing of Alexis' tax returns.

The former Local General Partner of Alexis denies any wrong doing. The facts and focus of this investigation are unclear and the ultimate effects, if any, on Alexis' financial statements are not determinable.

Management believes the testing conducted by the LDEQ and the EPA has provided sufficient evidence that there is no significant environmental hazard at the Alexis Park Apartments site. Management, along with the mayor of Bossier City, has been active in requesting that the EPA remove the site from the list of proposed Superfund sites and that no further tests be conducted. Alexis has also requested assistance with bringing this issue to closure from its congressman and U.S. senators who have been responsive.

Although the environmental issue is in many respects beyond its control, management intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disruptive action by the EPA and provide an opportunity for Alexis to continue as a going concern. In addition, Alexis has sustained losses and its current liabilities exceed its current assets by approximately $123,000. Management of Alexis expects operating income to improve for 1998 from both increased occupancy and slightly reduced expenses and also believes cash flows for 1998 will be sufficient to meet liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 1998 and 1997 was approximately $620,000 and $879,000, respectively, and the minority interest balance was approximately $1,200 and $3,800, respectively. Alexis' net loss after minority interest amounted to approximately $259,000, $137,000 and $244,000, for the 1997, 1996 and 1995 Fiscal Years, respectively.

Goodfellow Place Limited Partnership
------------------------------------
The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of Goodfellow as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow originally established in 1990 in the amount of $163,000. Further, at December 31, 1997, current liabilities exceed current assets and prepaid expenses by $57,669.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guaran-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


tee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily restricted by the Local General Partners and has a balance of $171,218 at December 31, 1997. The general partners of Goodfellow plan to negotiate with CDA in an attempt to restructure the agreement to allow the project to place those funds in the operating deficit escrow account held in trust by Missouri Housing Development Committee ("MHDC"). These funds would then be used to fund future operating deficits. In addition, management has increased rents $15 per month beginning in January 1998, as leases renew to help meet cash flow needs.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet of Goodfellow is dependent upon continued operations, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncertain.

The Partnership's investment in Goodfellow at March 31, 1998 and 1997 was reduced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net income (loss) after minority interest amounted to approximately $200, ($2,829,000) (after loss on impairment of assets of approximately ($2,649,000)) and ($102,000) for the 1997, 1996 and 1995 Fiscal
Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses, operating cash flow deficiencies and equity deficiencies. Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 1998 and 1997 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $180,000 and $182,000, respectively. Willoughby's net loss after minority interest amounted to approximately $141,000, $273,000 and $309,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

United-Glen Arden I Limited Partnership
---------------------------------------
The United-Glen Arden I Limited Partnership (United-Glen Arden I) incurred a net loss of $732,764 during the year ended December 31, 1997. In addition, United-Glen Arden I is in default of the terms of its loan agreement. These conditions raise substantial doubt about United-Glen Arden I's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if United-Glen Arden I is unable to continue in existence. The Partnership's investment in United-Glen Arden

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


I at March 31, 1998 and 1997 was approximately $767,000 and $1,692,000, and the minority interest balance was approximately $192,000 and $0, respectively. United-Glen Arden I's net loss after minority interest was approximately $550,000, $690,000 and $804,000 for the 1997, 1996 and 1995 Fiscal Years.

United-Glen Arden II Limited Partnership
----------------------------------------
The United-Glen Arden II Limited Partnership (United-Glen Arden II) incurred a net loss of $488,048 during the year ended December 31, 1997, and as of that date, total liabilities exceeded total assets by $2,076.236. In addition, United-Glen Arden II is in default of the terms of its loan agreement. These conditions raise substantial doubt about United-Glen Arden II's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if United-Glen Arden II is unable to continue in existence. The Partnership's investment in United-Glen Arden II at March 31, 1998 and 1997 was zero and the minority interest balance was zero. United-Glen Arden II's net loss after minority interest was approximately $488,000, $391,000 and $496,000 for the 1997, 1996 and 1995 Fiscal Years.

b)  Subsidiary Partnerships - Other

Santa Juanita II Limited Partnership
------------------------------------
A bank filed a suit against the Local Partnership Santa Juanita II Limited Partnership ("Santa Juanita") for non-payment of the monthly installments required by a second mortgage loan agreement. During February 1994, the court issued a judgment against Santa Juanita demanding immediate payment of the second mortgage note with an outstanding principal balance of $474,656, plus accrued interest and legal expenses. A significant portion of Santa Juanita's operating assets is pledged as collateral for this note and foreclosure by the bank would seriously impair Santa Juanita's continued existence. In May 1996, the special limited partner of Santa Juanita instituted proceedings to formally remove the Local General Partner of Santa Juanita. In June 1996, the Local General Partner of Santa Juanita filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") and in June 1997 the court ordered that Santa Juanita's Amended and Restated Agreement of Limited Partnership and Management Agreement should not be part of the Local General Partner's bankruptcy. As such, the court ordered the Local General Partner to surrender the books and records of Santa Juanita to Liberty Associates, the special limited partner and in July, the case was dismissed in the Bankruptcy Court. Liberty Associates amended Santa Juanita's Amended and Restated Agreement of Limited Partnership to remove the former Local General Partner as general partner and management agent and admitted a new general partner and management agent. Management of Santa Juanita is currently pursuing a workout agreement with the lenders in respect to Santa Juanita's mortgage debt. The financial statements for the 1997 and 1996 Fiscal Years for this subsidiary partnership were not audited. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnerships investment in Santa Juanita at March 31, 1998 and 1997 was approximately $405,000 and $478,000, respectively, and the minority interest balance was zero at each date. Santa Juanita's net loss after minority interest amounted to approximately $112,000, $90,000 and $90,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Gramco Development Limited Dividend
-----------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was granted net funds of $4,867,000. In the event a substantial violation of the provisions of certain agreements between Bayamon and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Bayamon at March 31, 1998 and 1997 was approximately $974,000 and $1,231,000 and the minority interest balance was approximately $423,000 and $425,000, respectively. Bayamon's net (loss) income after minority interest amounted to approximately, ($257,000), ($275,000) and $77,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Robin Housing Associates
------------------------
Robin Housing Associates ("Robin Housing") is a defendant in a personal injury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 1998 and 1997 was approximately $123,000 and $160,000 and the minority interest balance was $544,000 and $728,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $24,000, $30,000 and $36,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Metropolitan Towers Associates, L.P.
------------------------------------
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by one of its tenants for damages suffered. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 1998 and 1997 was approximately $1,228,000 and $1,340,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $113,000, $131,000 and $147,000 for the 1997, 1996 and 1995
Fiscal Years, respectively.

Rolling Green Limited Partnership
---------------------------------
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,406,915 and $1,198,880 in the 1997 and 1996 Fiscal Years, respectively. In September 1998 the three Section 8 contracts will expire. Management has been assured in verbal communications that such contracts will be renewed. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to be respectively changed to market value.

Campeche Isle Apartments, L.P.
------------------------------
On July 24, 1997, Campeche Isle Apartments Limited Partnership ("Campeche") emerged from Chapter 11 bankruptcy proceedings. While in bankruptcy, Campeche completed a restruc-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


turing of its mortgage debt and satisfied its $4,200,000 mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. In addition to satisfying the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term of at least equal to the remaining compliance period of the project which ends 2004. As of December 31, 1997, total advances to Campeche from the Partnership totaled approximately $1,516,000. The financial statements for the 1996 Fiscal Year for this subsidiary partnership were not audited. The Partnership's investment in Campeche at March 31, 1998 and 1997 was approximately $0 and $454,000, respectively, and the minority interest balance was zero at each date. Campeche's net loss after minority interest amounted to approximately $845,000, $334,000 and $334,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively.

Williamsburg Residential , L.P.
-------------------------------
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which constituted an event of default. The Local General Partner also communicated to the limited partners its desire to withdraw as Local General Partner and property manager in an effort to eliminate the need for it to further secure loans from its affiliated entities to keep the project going. The limited partners retained a national property management firm to operate the property effective January 1, 1997 and replaced the general partner effective January 16, 1997.

The new Local General Partner, which is an affiliate of the Related General Partner, had been in contact with the lender, Federal National Mortgage Association ("FNMA"), shortly after the default. A Reinstatement and Modification Agreement dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg and FNMA. Terms of the agreement include: 1. Interest only on the loan for 36 months. 2. Replacement reserve escrow payments waived during 1997. 3. Net operating income is to be turned over to the loan servicer monthly. 4. Execution of a Debt Service Reserve Agreement.

The Debt Service Agreement, also dated July 24, 1997, called for a total of $275,000 be deposited into a debt service escrow account for the mutual benefit of Williamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment,

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


the debt service escrow account is drawn upon. At December 31, 1997, balances in the two entities accounts totaled $97,653.

In 1997, the Partnership advanced Williamsburg funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account. All of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg has been written down to zero by prior years' losses and the minority interest balance was approximately $736,000 and $0 at March 31, 1998 and 1997, respectively. Williamsburg net loss after minority interest amounted to approximately $220,000, $1,667,000 (after provision for impairment of assets of approximately $1,588,000) and $142,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 1998, uninsured cash and cash equivalents approximated $1,981,000.

d)  Line of Credit

Included in accounts payable and other liabilities at March 31, 1998, is approximately $693,000 borrowed by one subsidiary partnership, Rolling Green, against a $1,000,000 line of credit. Rolling Green is required to pay forty-eight monthly installments of $10,602 including interest at an annual rate of 10.25% with a balloon payment of approximately $662,000 due on July 15, 1998.

e)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

f)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recog-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


nized in the first three years will be recognized in the 11th through 13th years. For the 1997, 1996 and 1995 tax years, Housing Tax Credits of $17,061,894, $17,193,735 and $17,174,288, were generated.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner general partner interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II Inc., the general partner of the Related General Partner, is set forth below.

Related Credit Properties II, Inc.
----------------------------------

Name                            Position
----                            --------
Stephen M. Ross                 Director

J. Michael Fried                President, Chief Executive Officer and Director

Alan P. Hirmes                  Vice President

Stuart J. Boesky                Vice President

Glenn F. Hopps                  Treasurer

Lynn A. McMahon                 Secretary

STEPHEN M. ROSS, 58, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital 's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York

City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 35, prior to joining Related in December 1990, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Liberty GP II Inc.
------------------

Name                                Position
----                                --------
J. Michael Fried                    President and Director

Alan P. Hirmes                      Vice President

Stuart J. Boesky                    Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Lynn A. McMahon                     Secretary

MARC D. SCHNITZER, 37, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 38, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. McMahon is set forth above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                     Name and Address of         Amount and Nature of           Percentage
Title of Class       Beneficial Ownership        Beneficial Ownership           of Class
--------------       --------------------        --------------------           ----------
General Partnership  Related Credit              $500 capital contribution        49%
Interest in the      Properties II L.P.          - directly owned
Partnership          625 Madison Avenue
                     New York, NY 10022

                     Liberty GP II, Inc.         $500 capital contribution        49%
                     625 Madison Avenue          - directly owned
                     New York, NY  10022

                     Liberty Associates II L.P.  $1,000 capital contribution       2%
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

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                               Sequential
                                                                                  Page
                                                                               ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                             23

         Consolidated Balance Sheets at March 31, 1998 and 1997                   85

         Consolidated Statements of Operations for the Years Ended March 31,
         1998, 1997 and 1996                                                      86

         Consolidated Statements of Changes in Partners' Capital for the Years
         Ended March 31, 1998, 1997 and 1996                                      87

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         1998, 1997 and 1996                                                      88

         Notes to Consolidated Financial Statements                               90

(a) 2.   Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                                            116

         Schedule I - Condensed Financial Information of Registrant              117

         Schedule III - Real Estate and Accumulated Depreciation and Mortgage
         Loans on Real Estate                                                    120

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.   Exhibits
         --------

(3B)     Form of Amended and Restated Agreement of Limited Partnership of
         Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s
         Registration Statement on Form S-11 Registration No. 33-21429)

(21)     Subsidiaries of the Registrant                                          113

(27)     Financial date schedule (filed herewith)                                123


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                            Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                       of Organization
         ------------------------------                                    ---------------
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


                          LIBERTY TAX CREDIT PLUS II L.P.
                          -------------------------------
                                   (Registrant)

                                        By: RELATED CREDIT PROPERTIES II L.P.,
                                            a General Partner

                                        By: Related Credit Properties II Inc.,
                                            its general partner

Date: June 23, 1998
                                            By:  /s/ J. Michael Fried
                                                 -----------------------------
                                                 J. Michael Fried
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

                                        and

                                        By: LIBERTY G.P. II INC.,
                                            a General Partner

Date: June 23, 1998
                                            By:  /s/ J. Michael Fried
                                                 -----------------------------
                                                 J. Michael Fried
                                                 President and Director
                                        and

                                        By: LIBERTY ASSOCIATES II, L.P.,
                                            a General Partner

                                        By: Related Credit Properties II, Inc.,
                                            its General Partner

Date: June 23, 1998
                                            By:  /s/ J. Michael Fried
                                                 -----------------------------
                                                 J. Michael Fried
                                                 President and Director

                                        By: LIBERTY G.P. II INC.,
                                            its General Partner

                                            By:  /s/ J. Michael Fried
                                                 -----------------------------
                                                 J. Michael Fried
                                                 President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                           Title                                 Date
      ---------                           -----                                 ----
                             President, Chief Executive Officer
                             (Principal Executive Officer)
                             and Director of Related Credit
                             Properties Inc., (general partner
                             of Related Credit Properties II L.P.
                             and Liberty Associates II, L.P.,
                             General Partners of Registrant)
                             and Liberty GP II, Inc.
                             (general partner of Liberty
/s/ J. Michael Fried         Associates II, L.P.)
--------------------         (a General Partner of Registrant)               June 23, 1998
J. Michael Fried

                             Vice President (Principal Financial
                             Officer) of Related Credit Properties
                             II Inc., (general partner
                             of Related Credit Properties II L.P.
                             and Liberty Associates II, L.P.,
                             General Partners of Registrant)
                             and Liberty GP II, Inc.
                             (general partner of Liberty
/s/ Alan P. Hirmes           Associates II, L.P.)
--------------------         (a General Partner of Registrant)               June 23, 1998
Alan P. Hirmes

                             Treasurer (Principal Accounting
                             Officer) of Related Credit Properties
                             II Inc., (general partner
                             of Related Credit Properties II L.P.
                             and Liberty Associates II, L.P.,
                             General Partners of Registrant)
                             and Liberty GP II, Inc.
                             (general partner of Liberty.
/s/ Glenn F. Hopps           Associates II, L.P.)
--------------------         (a General Partner of Registrant)               June 23, 1998
Glenn F. Hopps

                             Director of Related Credit Properties
                             II Inc., (general partner
                             of Related Credit Properties II L.P.
/s/ Stephen M. Ross          and Liberty Associates II, L.P.,
--------------------         (General Partners of Registrants)               June 23, 1998
Stephen M. Ross

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 11, 1998 on pages 23 and 24 and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and
Schedule III at March 31, 1998. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjuction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of six of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The financial statements for the 1997 Fiscal Year for one of these subsidiary partnerships were not audited. The seven subsidiary partnerships' net losses aggregated $1,761,033 (Fiscal 1997), $4,964,266 (Fiscal
1996) and $2,092,791(Fiscal 1995) and their assets aggregated $42,936,661 and $44,639,208 at March 31, 1998 and 1997, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 11, 1998

                          LIBERTY TAX CREDIT PLUS II L.P.
                                 AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

                             CONDENSED BALANCE SHEETS

                                      ASSETS

                                                                  March 31,
                                                          -------------------------
                                                             1998          1997
                                                          -----------   -----------
Cash and cash equivalents                                 $   261,592   $   959,136
Cash held in escrow                                           157,581             0
Investment in subsidiary partnerships                      54,621,758    59,499,564
Other assets                                                  153,197       153,197
                                                          -----------   -----------

Total assets                                              $55,194,128   $60,611,897
                                                          ===========   ===========

                         LIABILITIES AND PARTNERS' EQUITY

Due to general partner and affiliates                     $ 4,152,220   $ 2,420,502
Other liabilities                                             111,242       136,513
                                                          -----------   -----------

Total liabilities                                           4,263,462     2,557,015

Partners' equity                                           50,930,666    58,054,882
                                                          -----------   -----------

Total liabilities and partners' equity                    $55,194,128   $60,611,897
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

                          LIBERTY TAX CREDIT PLUS II L.P.
                                 AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                                ---------------------------------------
                                                   1998          1997           1996
                                                ----------    -----------   -----------
Revenues                                        $    14,021   $    30,188   $    31,847
Gain on sale of investments in subsidiary
  partnerships                                      154,577             0             0
                                                -----------   -----------   -----------

Expenses                                            168,598        30,188        31,847

Administrative and management                       595,300       358,444       213,523
Administrative and management-related parties     1,631,010     1,588,872       388,987
                                                 ----------    ----------   -----------

Total Expenses                                    2,226,310     1,947,316       602,510
                                                -----------   -----------   -----------

Loss from operations                             (2,057,712)   (1,917,128)     (570,663)

Equity in loss of subsidiary partnerships(*)     (5,066,504)   (7,235,061)   (4,991,144)
                                                -----------   -----------   -----------

Net loss                                        $(7,124,216)  $(9,152,189)  $(5,561,807)
                                                ===========   ===========   ===========

(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(176,296), $0, and $0 for 1998, 1997, and 1996, respectively.

                          LIBERTY TAX CREDIT PLUS II L.P.
                                 AND SUBSIDIARIES
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                         Year Ended March 31,
                                                ----------------------------------------
                                                   1998          1997           1996
                                                ----------    -----------   ------------
Cash flows from operating activities:

Net loss                                        $(7,124,216)  $(9,152,189)   $(5,561,807)
                                                -----------   -----------    -----------
Adjustments to reconcile net loss to net cash
used in operating activities:

Equity in loss of subsidiary partnerships         5,066,504     7,235,061      4,991,144

Gain on sale of investments in subsidiary
  partnerships                                     (154,577)            0              0

Increase (decrease) in liabilities

Due to general partners and affiliates            1,731,718     1,523,577        308,803
Other liabilities                                   (25,271)       (3,377)         3,377
                                                -----------   -----------    -----------

Total adjustment                                  6,618,374     8,755,261      5,303,324
                                                -----------   -----------    -----------

Net cash used in operating activities             (505,842)      (396,928)      (258,483)
                                                -----------   -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                    272,052        621,476         10,592
(Increase) decrease in cash held in escrow        (157,581)       294,250              0
Advances and investments in
  subsidiary partnerships                       (1,706,173)      (400,835)      (108,672)
Proceeds from sale of investments in subsidiary
  partnerships                                   1,400,000              0              0
                                                ----------    -----------    -----------

Net cash (used in) provided by investing
  activities                                      (191,702)       514,891       (98,080)
                                                ----------    ----------     -----------

Net (decrease) increase in cash and
  cash equivalents                                (697,544)       117,963       (356,563)

Cash and cash equivalents, beginning of year       959,136        841,173      1,197,736
                                                ----------    ----------     -----------

Cash and cash equivalents, end of year          $  261,592    $  959,136     $   841,173
                                                ==========    ==========     ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998

                                                                                                       Gross Amount at which
                                                   Initial Cost to Partnership                      Carried At Close of Period
                                                   ---------------------------      Acquisition:    -----------------------------
                                                                    Buildings and   Improvements           Buildings and
Description                                   Encumbrances   Land    Improvements   (Disposals)    Land    Improvements     Total
-----------                                   ------------   ----    ------------   -----------    ----    ------------     -----
Apartment Complexes
Polynesian Apartments Associates, Ltd.
  Homestead, FL                              $  2,691,046  $  386,180  $ 4,195,068 $   (10,325) $ 388,192  $ 4,182,731   $ 4,570,923
Seagrape Village Associates, LTD.
  Homestead, FL                                 4,643,293   1,270,000    6,123,373     709,189   1,275,292    6,827,270    8,102,562
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                               4,960,378     322,000    2,434,303   5,607,539     327,292    8,036,550    8,363,842
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                 4,519,751     928,979    5,382,740     166,670     916,669    5,561,720    6,478,389
Property Development Associates, L.P.
  Kansas City, MO                               5,650,000     624,858    7,228,721   5,194,359     606,704   12,441,234   13,047,938
Whittier Plaza Associates, L.P.
  St. Louis, MO                                 1,731,407      26,920    2,015,030    (395,926)     32,261    1,613,763    1,646,024
United-Glen Arden I L.P.
  Glen Arden, MO                               12,577,833   1,770,000    6,577,720  12,620,804   1,775,293   19,193,231   20,968,524
United-Glen Arden II L.P.
  Glen Arden, MO                                9,592,764   1,190,000    4,837,436   8,987,534   1,195,293   13,819,677   15,014,970
Rolling Green L.P.
  Chicago, IL                                   1,778,480     466,683    4,533,670   3,291,335     471,975    7,819,713    8,291,688
Santa Juanita II L.P.
  Bayamon, PR                                   1,718,238     115,000    2,085,485   1,748,804     120,293    3,828,996    3,949,289
Spring Creek Associates, L.P.
  Brooklyn, NY                                          0   3,343,549   16,216,700  18,368,456   2,595,782   35,332,923   37,928,705
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                          0     950,000    2,542,604    (527,787)    462,662    2,502,155    2,964,817
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                     1,580,553       5,750    2,246,560      52,924      11,042    2,294,192    2,305,234

                                                                                                       Gross Amount at which
                                                   Initial Cost to Partnership                      Carried At Close of Period
                                                   ---------------------------      Acquisition:    -----------------------------
                                                                    Buildings and   Improvements           Buildings and
Description                                   Encumbrances   Land    Improvements   (Disposals)    Land    Improvements     Total
-----------                                   ------------   ----    ------------   -----------    ----    ------------     -----
Apartment Complexes
2051 Grand Concourse Housing Associates
  Bronx, NY                                     4,035,020      31,500    5,221,117      52,924      36,792    5,268,749    5,305,541
Robin Housing Associates
  Bronx, NY                                     5,431,807      26,750    8,186,055      52,925      32,042    8,233,688    8,265,730
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                     4,218,865      17,000    6,126,088      52,925      22,292    6,173,721    6,196,013
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                    19,245,100     159,861   21,096,862   1,091,069     166,763   22,181,029   22,347,792
West 107th Street Associates, L.P.
  Bronx, NY                                             0     305,813    3,850,928     119,944     312,715    3,963,970    4,276,685
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                             0     246,495    2,689,395     167,710     253,397    2,850,203    3,103,600
Church Lane Associates
  Germantown, PA                                1,877,114      20,000    4,009,983     (13,386)     26,902    3,989,695    4,016,597
Campeche Isle Apartments L.P.
  Galveston, TX                                 4,000,000     450,000    6,792,005     164,731     456,902    6,949,834    7,406,736
Goodfellow Place L.P.
  St. Louis, MO                                 3,970,218     160,000    4,581,787  (3,532,767)     41,102    1,167,918    1,209,020
Penn Alto Associates L.P.
  Altoona, PA                                   5,013,922      60,000    2,731,082   8,988,596      97,907   11,681,771   11,779,678
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                   4,665,766   1,322,887    7,609,024    (203,401)  1,329,788    7,398,722    8,728,510
Alexis Park Apartments
  Bossier City, LA                              5,092,042     640,000    7,297,925     401,735     646,902    7,692,758    8,339,660
Williamsburg Residential
  Witchita, KS                                  1,998,926     136,974      831,584   1,878,957     673,429    2,174,086    2,847,515
Victory Apartments
  Chicago, IL                                   6,338,795     161,500    4,929,133   5,035,185     168,402    9,957,416   10,125,818
                                             ------------ ----------- ------------ ----------- ----------- ------------ ------------
                                             $117,331,318 $15,138,699 $152,372,378 $70,070,723 $14,444,085 $223,137,715 $237,581,800
                                             ============ =========== ============ =========== =========== ============ ============


                                                                                               Life of which
                                                                                              Depreciation an
                                                                 Year of                       Latest Income
                                                   Accumulated   Construction/   Date          Statements is
                                                   Depreciation  Renovation     Acquired       Computed (a)(b)
                                                   ------------  ----------     --------       ---------------
Apartment Complexes
Polynesian Apartments Associates, Ltd.
  Homestead, FL                                    $   751,955       1988       July 1988      27.5 years
Seagrape Village Associates, LTD.
  Homestead, FL                                      1,296,353       1988       July 1988      27.5 years
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                    1,576,589       1987       Dec. 1988      40 years
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                      1,372,508       1988       Oct. 1988      20-40 years
Property Development Associates, L.P.
  Kansas City, MO                                    3,176,138       1988       Dec. 1988      40 years
Whittier Plaza Associates, L.P.
  St. Louis, MO                                        523,583       1987       Dec. 1988      20-40 years
United-Glen Arden I L.P.
  Glen Arden, MO                                     6,860,889       1988       Dec. 1988      8-25 years
United-Glen Arden II L.P.
  Glen Arden, MO                                     4,914,580       1988       Dec. 1988      15-25 years
Rolling Green L.P.
  Chicago, IL                                        2,127,893       1988       Dec. 1988      7-39 years
Santa Juanita II L.P.
  Bayamon, PR                                        1,116,232       1988       Dec. 1988      27.5 years
Spring Creek Associates, L.P.
  Brooklyn, NY                                      10,641,186       1987       Dec. 1988      15-27.5 years
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                         865,840       1988       Dec. 1988      27.5-31.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                            777,365       1988       Nov. 1988      27.5 years
2051 Grand Concourse Housing Associates
  Bronx, NY                                          1,770,916       1988       Nov. 1988      27.5 years
Robin Housing Associates
  Bronx, NY                                          2,753,494       1988       Nov. 1988      27.5 years
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                          2,070,174       1988       Nov. 1988      27.5 years
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                          4,900,830       1987       Jan. 1989      40 years
West 107th Street Associates, L.P.
  Bronx, NY                                          1,353,410       1987       Jan. 1989      27.5-31.5 years
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                            971,105       1988       Jan. 1989      27.5-31.5 years
Church Lane Associates
  Germantown, PA                                     1,369,501       1988       Feb. 1989      15-27.5 years
Campeche Isle Apartments L.P.
  Galveston, TX                                      2,359,000       1988       May  1989      27.5 years
Goodfellow Place L.P.
  St. Louis, MO                                         71,706       1988       May  1989      10-40 years
Penn Alto Associates L.P.
  Altoona, PA                                        3,041,204       1989       June 1989      27.5-40 years
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                        2,742,375       1989       July 1989      25 years
Alexis Park Apartments
  Bossier City, LA                                   2,440,343       1986       July 1989      27.5 years
Williamsburg Residential
  Witchita, KS                                         688,143       1989       Aug. 1989      40 years
Victory Apartments
  Chicago, IL                                        2,011,710       1988       Sept.1989      40 years
                                                   -----------
                                                   $64,545,022
                                                    ==========

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998


                                          Cost of Property and Equipment                     Accumulated Depreciation
                                ---------------------------------------------       ------------------------------------------------
                                                                     Year Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                    1998              1997              1996              1998              1997            1996
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of period  $236,910,301      $241,223,589      $239,775,640      $56,299,580       $48,743,758      $40,801,182
Additions during period:
  Improvements                       792,036         1,463,525         1,452,484
  Depreciation expense                                                                  8,358,728         8,584,497        7,947,111
Deductions during period:
  Loss on impairment                       0         5,694,314                 0                0           967,237                0
  Dispositions                       120,537            82,499             4,535          113,286            61,438            4,535
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at close of period      $237,581,800      $236,910,301      $241,223,589      $64,545,022       $56,299,580      $48,743,758
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