Form 10-Q
period 1998-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 1998-08-12
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13
 ---  OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended June 30, 1998

                                       OR

  ___   TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                13-3458180
               --------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)



 625 Madison Avenue, New York, New York                   10022
 --------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (212)421-5333

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   June 30,       March 31,
                                                     1998              1998
                                                ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $66,463,151 and $64,545,022,
  respectively                                  $171,807,007      $173,036,778
Construction in progress                                   0           604,411
Cash and cash equivalents                          3,446,338         4,177,583
Cash held in escrow                                7,206,825         6,823,943
Deferred costs, net of accumulated
  amortization of $3,338,411
  and $3,267,108, respectively                     4,049,735         4,121,038
Other assets                                       4,003,704         4,086,783
                                                ------------      ------------
  Total assets                                  $190,513,609      $192,850,536
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL
  Mortgage notes payable                        $116,952,660      $117,331,318
  Accounts payable and other
   liabilities                                     8,655,950         9,339,821
  Due to local general partners and
   affiliates                                     10,824,297        10,135,658
  Due to general partners and affiliates           5,429,963         4,957,989
  Due to selling partners                          3,503,564         3,501,689
                                                ------------      ------------
  Total liabilities                              145,366,434       145,266,475
                                                ------------      ------------

Minority interest                                  4,445,520         4,700,747
                                                ------------      ------------

Commitments and contingencies (Note 4)

Partners' capital
  Limited partners (115,917.5 BACs
   issued and outstanding)                        41,325,322        43,485,164
  General partners                                  (623,667)         (601,850)
                                                ------------      ------------
  Total partners' capital                         40,701,655        42,883,314
                                                ------------      ------------
  Total liabilities and partners'
   capital                                      $190,513,609      $192,850,536
                                                ============      ============


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                     1998              1997
                                                 -----------       -----------
Revenues
Rentals, net                                     $ 6,356,013       $ 6,324,952
Other                                                123,442           121,882
Gain on partial sale of investment in
  subsidiary partnerships (Note 3)                         0           154,577
                                                 -----------       -----------
                                                   6,479,455         6,601,411

Expenses
General and administrative                         1,600,705         1,670,137
General and administrative-
  related parties (Note 2)                           652,200           633,970
Repairs and maintenance                            1,130,801           921,941
Operating                                            905,625           983,862
Taxes                                                287,259           294,661
Insurance                                            283,812           285,517
Interest                                           1,955,007         2,051,249
Depreciation and amortization                      1,989,432         2,007,496
                                                 -----------       -----------
  Total Expenses                                   8,804,841         8,848,833
                                                 -----------       -----------

Loss before minority interest                     (2,325,386)       (2,247,422)

Minority interest in loss of subsidiaries            143,727            38,418
                                                 -----------       -----------
Net loss                                         $(2,181,659)      $(2,209,004)
                                                 ===========       ===========
Net loss-limited partners                        $(2,159,842)      $(2,186,914)
                                                 ===========       ===========

Number of BACs outstanding                         115,917.5         115,917.5
                                                 ===========       ===========

Net loss per BAC                                $     (18.63)      $    (18.87)
                                                 ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                   Limited            General
                               Total              Partners            Partners
                             -----------         -----------         ---------
Partners' capital -
 April 1, 1998               $42,883,314         $43,485,164         $(601,850)
Net loss                      (2,181,659)         (2,159,842)          (21,817)
                             -----------         -----------         ---------
Partners' capital -
 June 30, 1998               $40,701,655         $41,325,322         $(623,667)
                             ===========         ===========         =========

          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                     1998              1997
                                                 -----------       -----------

Cash flows from operating activities:

  Net loss                                       $(2,181,659)      $(2,209,004)
                                                 ===========       ===========
  Adjustments to reconcile net loss
   to net cash used in
   operating activities:
  Gain on partial sale of investment in
   subsidiary partnerships (Note 3)                        0          (154,577)
  Depreciation and amortization                    1,989,432         2,007,496
  Minority interest in loss of
   subsidiaries                                     (143,727)          (38,418)
  Decrease (increase) in other assets                 83,079          (379,583)
  Increase in cash held
   in escrow                                        (311,997)         (102,828)
  Decrease in accounts
   payable and other liabilities                    (683,871)         (101,672)
  Increase in due to general partners
   and affiliates                                    471,974           373,129
  Increase in due to local general
   partners and affiliates                           732,462           244,019
  Decrease in due to local general
   partners and affiliates                           (43,823)          (41,380)
                                                 -----------       -----------
   Total adjustments                               2,093,529         1,806,186
                                                 -----------       -----------
  Net cash used in operating activities              (88,130)         (402,818)
                                                 -----------       -----------

Cash flows from investing activities:

  Proceeds from partial sale of
   investment in subsidiary
   partnerships                                            0         1,400,000
  Acquisitions of property and
   equipment                                         (83,947)          (52,521)
  (Increase) decrease in cash held
   in escrow                                         (70,885)           66,243
                                                 -----------       -----------
  Net cash (used in) provided by
   investing activities                             (154,832)        1,413,722
                                                 -----------       -----------

          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                      1998              1997
                                                  ----------        ----------
Cash flows from financing activities:

  Repayments of mortgage notes                      (378,658)         (304,485)
  Increase in due to selling partners                  1,875             1,875
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority
   interest                                         (111,500)            4,000
                                                  ----------        ----------

  Net cash used in decrease
   financing activities                             (488,283)         (298,610)
                                                  ----------        ----------

Net (decrease) increase in cash and
  cash equivalents                                  (731,245)          712,294

Cash and cash equivalents at
  beginning of period                              4,177,583         4,956,628
                                                  ----------        ----------

Cash and cash equivalents at
  end of period                                   $3,446,338        $5,668,922
                                                  ==========        ==========

Components of partial sale of
  investment in subsidiary
  partnerships:

  Increase in capitalization of
   consolidated subsidiaries
   attributable to minority
   interest                                       $        0        $1,245,423

          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General



The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $132,000 and $131,000 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:


                                                         Three Months Ended
                                                                      June 30,
                                                      1998              1997
                                                  ----------        ----------
Partnership management fees (a)                   $  374,000        $  374,000
Expense reimbursement (b)                             44,976            45,341
Property management fees (c)                         220,224           201,629
Local administrative fee (d)                          13,000            13,000
                                                  ----------        ----------

                                                  $  652,200        $  633,970
                                                  ==========        ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,248,000 and $3,874,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(c) Property management fees incurred by subsidiary partnerships amounted to $405,770 and $341,308 for the three months ended June 30, 1998 and 1997, respectively. Of these fees $220,224 and $201,629 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $87,586 and $69,295 for the three months ended June 30, 1998 and 1997, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Partial sale of Investment in Subsidiary Partnerships

Campeche Isle Apartments, L.P.
In June 1997, Campeche Isle Apartments Limited Partnership ("Campeche") restructured its mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. The restructuring agreement required Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately $1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31,

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term of at least equal to the remaining compliance period of the project which ends 2004. As of March 31, 1998, total advances to Campeche from the Partnership totaled approximately $1,735,000.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the three months ended June 30, 1998 and 1997 respectively, distributions received from operations of the Local Partnerships were approximately $0 and $8,000, respectively.

As of June 30, 1998 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $400,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $731,000. This decrease was primarily due to cash used in operating activities ($88,000), acquisitions of property and equipment ($84,000), repayments of mortgage notes ($379,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($112,000) and an increase in cash held in escrow relating to investing activities ($71,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,989,000).

Partnership management fees owed to the General Partners amounting to approximately $4,248,000 and $3,874,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively. Without the General Partners's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three months ended June 30, 1998 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased less than 1% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent with a decrease of approximately 3% for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

Repairs and maintenance increased approximately $209,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in repairs required by a loan agreement at one Local Partnership as well as exterior painting of the building at a second Local Partnership.

A gain on partial sale of investment in subsidiary partnerships in the amount of approximately $155,000 was recorded for the three months ended June 30, 1997 (see Note 3 to the financial statements).

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date. Failure to adequately address this issue could have potentially serious repercussions. The General Part-ners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

         The litigation described in Note 4 to the financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

                              LIBERTY TAX CREDIT PLUS II L.P.
                              -------------------------------
                                       (Registrant)

                          By: RELATED CREDIT PROPERTIES II L.P.,
                              a General Partner

                          By: Related Credit Properties II Inc.,
                              its General Partner

Date: August 11, 1998

                          By: /s/ Alan P. Hirmes,
                              ----------------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date: August 11, 1998

                          By: /s/ Glenn F. Hopps,
                              ----------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)

                          and

                          By:  LIBERTY GP II INC.,
                               a General Partner

Date: August 11, 1998

                          By: /s/ Alan P. Hirmes,
                              ----------------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date: August 11, 1998

                          By: /s/ Glenn F. Hopps,
                              ----------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)
                           and

                           By:  LIBERTY ASSOCIATES II, L.P.
                                a General Partner

                           By:  Related Credit Properties II, Inc.,
                                its General Partner

Date: August 11, 1998

                          By: /s/ Alan P. Hirmes,
                              ----------------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date: August 11, 1998

                          By: /s/ Glenn F. Hopps,
                              ----------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)

                          and

                          By:  LIBERTY GP II INC.,
                               a General Partner

Date: August 11, 1998

                          By: /s/ Alan P. Hirmes,
                              ----------------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date: August 11, 1998

                          By: /s/ Glenn F. Hopps,
                              ----------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)