Form 10-Q
period 1998-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 1998-11-13
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 September 30,         March 31,
                                                         1998             1998
                                                -------------     -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $68,368,859 and $64,545,022,
  respectively                                  $ 170,041,617     $ 173,036,778
Construction in progress                                    0           604,411
Cash and cash equivalents                           3,160,536         4,177,583
Cash held in escrow                                 7,525,555         6,823,943
Deferred costs, net of accumulated
  amortization of $3,429,823
  and $3,267,108, respectively                      3,959,965         4,121,038
Other assets                                        4,001,635         4,086,783
                                                -------------     -------------
  Total assets                                  $ 188,689,308     $ 192,850,536
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL
  Mortgage notes payable                        $ 116,607,576     $ 117,331,318
  Accounts payable and other
   liabilities                                      8,848,204         9,339,821
  Due to local general partners and
   affiliates                                      10,734,914        10,135,658
  Due to general partners and affiliates            5,915,126         4,957,989
  Due to selling partners                           3,505,439         3,501,689
                                                -------------     -------------
  Total liabilities                               145,611,259       145,266,475

Minority interest                                   4,335,910         4,700,747
                                                -------------     -------------

Commitments and contingencies (Note 4)

Partners' capital
  Limited partners (115,917.5 BACs
   issued and outstanding)                         39,385,401        43,485,164
  General partners                                   (643,262)         (601,850)
                                                -------------     -------------
  Total partners' capital                          38,742,139        42,883,314
                                                -------------     -------------
  Total liabilities and partners'
   capital                                      $ 188,689,308     $ 192,850,536
                                                =============     =============


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                              Three Months Ended            Six Months Ended
                                September 30,                September 30,
                              1998           1997          1998           1997
                         -----------    -----------    -----------    -----------
Revenues
Rentals, net             $ 6,512,131    $ 6,248,923    $12,868,144    $12,573,875
Other                        131,782        140,835        255,224        262,717
Gain on partial sale
  of investment in
  subsidiary partner-
  ships (Note 3)                   0              0              0        154,577
                         -----------    -----------    -----------    -----------
                           6,643,913      6,389,758     13,123,368     12,991,169
                         -----------    -----------    -----------    -----------
Expenses
General and
  administrative           1,701,454      1,647,584      3,302,159      3,317,721
General and
  administrative-
  related parties
  (Note 2)                   657,669        689,186      1,309,869      1,323,156
Repairs and
  maintenance              1,196,306      1,031,149      2,327,107      1,953,090
Operating                    690,073        668,156      1,595,698      1,652,018
Taxes                        262,774        257,774        550,033        552,435
Insurance                    278,893        306,867        562,705        592,384
Interest                   1,928,749      2,098,627      3,883,756      4,149,876
Depreciation and
  amortization             1,997,120      2,080,822      3,986,552      4,088,318
                         -----------    -----------    -----------    -----------
  Total Expenses           8,713,038      8,780,165     17,517,879     17,628,998
                         -----------    -----------    -----------    -----------

Loss before minority
  interest                (2,069,125)    (2,390,407)    (4,394,511)    (4,637,829)

Minority interest in
  loss of subsidiaries       109,609         38,787        253,336         77,205
                         -----------    -----------    -----------    -----------
Net loss                 $(1,959,516)   $(2,351,620)   $(4,141,175)   $(4,560,624)
                         ===========    ===========    ===========    ===========
Net loss-
limited partners         $(1,939,921)   $(2,328,104)   $(4,099,763)   $(4,515,018)
                         ===========    ===========    ===========    ===========

Number of BACs
  outstanding              115,917.5      115,917.5      115,917.5      115,917.5
                         ===========    ===========    ===========    ===========

Net loss per BAC         $    (16.74)   $    (20.08)   $    (35.37)   $    (38.95)
                         ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                           Limited       General
                               Total       Partners      Partners
                         -----------     -----------    ----------
Partners' capital -
 April 1, 1998           $42,883,314     $43,485,164    $(601,850)
Net loss                  (4,141,175)     (4,099,763)     (41,412)
                         -----------     -----------    ---------
Partners' capital -
 September 30, 1998      $38,742,139     $39,385,401    $(643,262)
                         ===========     ===========    =========


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                    Six Months Ended
                                                      September 30,
                                                1998                1997
                                           ------------         ------------
Cash flows from operating activities:

  Net loss                                 $(4,141,175)         $(4,560,624)
                                           -----------          -----------
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
  Gain on partial sale of investment in
   subsidiary partnerships (Note 3)                  0             (154,577)
  Depreciation and amortization              3,986,552            4,088,318
  Minority interest in loss of
   subsidiaries                               (253,336)             (77,205)
  Decrease (increase) in other assets           85,148             (230,498)
  Increase in cash held
   in escrow                                  (579,683)            (148,607)
  (Decrease) increase in accounts
   payable and other liabilities              (491,617)               6,878
  Increase in due to general partners
   and affiliates                              957,137              694,386
  Increase in due to local general
   partners and affiliates                     837,078              367,004
  Decrease in due to local general
   partners and affiliates                    (237,822)             (95,695)
                                           -----------          -----------
   Total adjustments                         4,303,457            4,450,004
                                           -----------          -----------
  Net cash provided by (used in)
   operating activities                        162,282             (110,620)
                                           -----------          -----------

Cash flows from investing activities:

  Proceeds from partial sale of
   investment in subsidiary
   partnerships                                      0            1,400,000
  Acquisitions of property and
   equipment                                  (224,265)            (131,797)
  Increase in cash held in escrow             (121,929)            (660,269)
                                           -----------          -----------
  Net cash (used in) provided by
   investing activities                       (346,194)             607,934
                                           -----------          -----------


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                               Six Months Ended
                                                 September 30,
                                               1998          1997
                                            ---------     ---------
Cash flows from financing activities:

  Increase in deferred costs                 (1,642)      (165,372)
  Repayments of mortgage notes             (723,742)    (4,840,878)
  Proceeds of mortgage notes                      0      4,000,000
  Increase in due to selling partners         3,750          3,750
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority
   interest                                (111,501)      (131,894)
                                        -----------    -----------

  Net cash used in decrease
   financing activities                    (833,135)    (1,134,394)
                                        -----------    -----------

Net decrease in cash and
  cash equivalents                       (1,017,047)      (637,080)

Cash and cash equivalents at
  beginning of period                     4,177,583      4,956,628
                                        -----------    -----------

Cash and cash equivalents at
  end of period                         $ 3,160,536    $ 4,319,548
                                        ===========    ===========

Components of partial sale of
  investment in subsidiary
  partnerships:

  Increase in capitalization of
   consolidated subsidiaries
   attributable to minority
   interest                             $         0    $ 1,245,423


          See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending June
30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $127,000 and $116,000 and $259,000 and $247,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:

                              Three Months Ended      Six Months Ended
                                 September 30,           September 30,
                              1998        1997          1998          1997
                         ----------   ----------   ----------   ----------
Partnership manage-
  ment fees (a)          $  374,000   $  374,000   $  748,000   $  748,000
Expense reimburse-
  ment (b)                   47,883       36,208       92,859       81,549
Property manage-
  ment fees incurred
  to affiliates of the
  General Partner (c)        87,585      134,035      175,171      203,330
Local administra-
  tive fee (d)               13,000       13,000       26,000       26,000
                         ----------   ----------   ----------   ----------
                            522,468      557,243    1,042,030    1,058,879
                         ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)      135,201      131,943      267,839      264,277
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties        $  657,669   $  689,186   $1,309,869   $1,323,156
                         ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,622,000 and $3,874,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allow-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


ing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $413,351 and $414,701 and $819,121 and $756,009 for the three and six months ended September 30, 1998 and 1997, respectively. Of these fees $222,786 and $265,978 and $443,010 and $467,607 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $87,585 and $134,035 and $175,171 and $203,330 for the three and six months ended September 30, 1998 and 1997, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Partial sale of Investment in Subsidiary Partnerships

Campeche Isle Apartments, L.P.

In June 1997, Campeche Isle Apartments Limited Partnership ("Campeche") restructured its mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. The restructuring agreement required Campeche to make approximately $800,000 of required repairs to the project. The Partnership raised approximately

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


$1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any distributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matures on December 31, 1998. On or prior to the maturity of the new loan a refinancing will be completed which will have a term of at least equal to the remaining compliance period of the project which ends 2004. As of September 30, 1998, total advances to Campeche from the Partnership totaled approximately $1,851,000.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the six months ended September 30, 1998 and 1997 respectively, distributions received from operations of the Local Partnerships were approximately $212,000 and $8,000, respectively.

As of September 30, 1998 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $368,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $1,017,000. This decrease was primarily due to acquisitions of property and equipment ($224,000), repayments of mortgage notes ($724,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($112,000) and an increase in cash held in escrow relating to investing activities ($122,000) which exceeded cash provided by operating activities ($162,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,987,000).

Partnership management fees owed to the General Partners amounting to approximately $4,622,000 and $3,874,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

Results of operations for the three and six months ended September 30, 1998 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 4% and 2% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent with a decrease of approximately 3% for both the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997.

Repairs and maintenance increased approximately $165,000 and $374,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in repairs required by a loan agreement at one Local Partnership, the exterior painting of the building at a second Local Partnership and the interior painting of the building at a third Local Partnership.

A gain on partial sale of investment in subsidiary partnerships in the amount of approximately $155,000 was recorded for the six months ended September 30, 1997 (see Note 3 to the financial statements).

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceeding - None

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                         By: RELATED CREDIT PROPERTIES II L.P.,
                             a General Partner

                         By: Related Credit Properties II Inc.,
                             its General Partner

Date:  November 11, 1998

                                By:/s/ Alan P. Hirmes
                                       -----------------------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date:  November 11, 1998

                                By:/s/ Glenn F. Hopps
                                       -----------------------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (principal accounting officer)

                         and

                         By: LIBERTY GP II INC.,
                             a General Partner

Date:  November 11, 1998

                                By:/s/ Alan P. Hirmes
                                       -----------------------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date:  November 11, 1998

                                By:/s/ Glenn F. Hopps
                                       -----------------------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (principal accounting officer)
                         and

                         BY: LIBERTY ASSOCIATES II, L.P.
                             a General Partner

                         BY: Related Credit Properties II, Inc.,
                             its General Partner

Date:  November 11, 1998

                                By:/s/ Alan P. Hirmes
                                       -----------------------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date:  November 11, 1998

                                By:/s/ Glenn F. Hopps
                                       -----------------------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (principal accounting officer)

                         and

                         By: Liberty GP II Inc.,
                             its General Partner

Date:  November 11, 1998

                                By:/s/ Alan P. Hirmes
                                       -----------------------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date:  November 11, 1998

                                By:/s/ Glenn F. Hopps
                                       -----------------------------------
                                       Glenn F. Hopps,
                                       Treasurer
                                       (principal accounting officer)