Form 10-Q
period 1998-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 1999-02-03
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

OR

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

          December 31,               March 31,
              1998                    1998

ASSETS
Property and equipment, net of
  accumulated depreciation
  of $70,276,542 and $64,545,022,
  respectively            $168,242,816      $173,036,778
Construction in progress            0      604,411
Cash and cash equivalents      2,984,303      4,177,583
Cash held in escrow      7,639,155      6,823,943
Deferred costs, net of accumulated
  amortization of $3,443,629
  and $3,267,108, respectively      3,946,159      4,121,038
Other assets         4,266,448         4,086,783
Total assets      $187,078,881      $192,850,536

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable      $116,229,894      $117,331,318
Accounts payable and other
  liabilities      9,135,793      9,339,821
Due to local general partners and
  affiliates      10,736,573      10,135,658
Due to general partners and affiliates      6,537,623      4,957,989
Due to selling partners          3,523,647          3,501,689
Total liabilities      146,163,530      145,266,475

Minority interest          4,073,662          4,700,747

Commitments and contingencies (Note 4)

Partners' capital
Limited partners (115,917.5 BACs
  issued and outstanding)      37,503,955      43,485,164
General partners            (662,266)           (601,850)
Total partners' capital        36,841,689       42,883,314
Total liabilities and partners'
  capital      $187,078,881      $192,850,536

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

            Three Months Ended            Nine Months Ended
               December 31,                   December 31,
          1998              1997        1998               1997

Revenues
Rentals, net    $6,347,337    $ 6,302,862    $19,215,481    $18,876,737
Other    189,233    172,124    444,457    434,841
Gain on partial sale
  of investment in
  subsidiary partner-
  ships (Note 3)      0            0                 0         154,577
      6,536,570    6,474,986    19,659,938    19,466,155
Expenses
General and
  administrative    1,690,934    1,539,305    4,993,093    4,857,026
General and
  administrative-
  related parties
  (Note 2)    630,615    637,437    1,940,484    1,960,593
Repairs and
  maintenance    1,024,411    938,337    3,351,518    2,891,427
Operating    550,143    521,215    2,145,841    2,173,233
Taxes    269,320    248,381    819,353    800,816
Insurance    303,504    403,367    866,209    995,751
Interest    2,120,570    2,268,146    6,004,326    6,418,022
Depreciation and
  amortization    1,921,489    2,043,017     5,908,041     6,131,335
Total Expenses    8,510,986    8,599,205    26,028,865    26,228,203

Loss before minority
  interest    (1,974,416)    (2,124,219)    (6,368,927)    (6,762,048)

Minority interest in
  loss of subsidiaries          73,966          22,186        327,302          99,391
Net loss    $(1,900,450)    $(2,102,033)    $(6,041,625)    $(6,662,657)
Net loss-
limited partners  $(1,881,446)    $(2,081,012)    $(5,981,209)    $(6,596,030)

Number of BACs
  outstanding      115,917.5      115,917.5     115,917.5      115,917.5

Net loss per BAC    $   (16.23)    $   (17.95)    $  (51.60)    $   (56.90)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)


                      Limited      General
           Total      Partners      Partners

Partners' capital -
  April 1, 1998      $42,883,314      $43,485,164      $(601,850)
Net loss       (6,041,625)       (5,981,209)        (60,416)
Partners' capital -
  December 31, 1998      $36,841,689      $37,503,955      $(662,266)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                Nine Months Ended
                   December 31,
            1998                  1997

Cash flows from operating activities:

Net loss      $  (6,041,625)      $  (6,662,657)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Gain on partial sale of investment in
  subsidiary partnerships (Note 3)      0      (154,577)
Depreciation and amortization      5,908,041      6,131,335
Minority interest in loss of
  subsidiaries      (327,302)      (99,391)
Increase in other assets      (179,665)      (246,426)
Increase in cash held
  in escrow      (994,189)      (1,171,454)
(Decrease) increase in accounts
  payable and other liabilities      (204,028)      137,733
Increase in due to general partners
  and affiliates      1,579,634      1,190,859
Increase in due to local general
  partners and affiliates      837,106      498,591
Decrease in due to local general
  partners and affiliates          (236,191)          (169,523)
Total adjustments        6,383,406        6,117,147
Net cash provided by (used in)
  operating activities           341,781         (545,510)

Cash flows from investing activities:

Proceeds from partial sale of
  investment in subsidiary
  partnerships      0      1,400,000
Acquisitions of property and
  equipment      (333,147)      (260,135)
Decrease in cash held in escrow          178,977           77,147
Net cash (used in) provided by
  investing activities         (154,170)      1,217,012

Cash flows from financing activities:

Increase in deferred costs      (1,642)      (166,976)
Repayments of mortgage notes      (1,101,424)      (5,219,005)
Proceeds of mortgage notes      0      4,000,000
Increase in due to selling partners      21,958      5,625
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest         (299,783)         (131,894)

Net cash used in
  financing activities      (1,380,891)      (1,512,250)

Net decrease in cash and
  cash equivalents      (1,193,280)      (840,748)

Cash and cash equivalents at
  beginning of period        4,177,583        4,956,628

Cash and cash equivalents at
  end of period      $2,984,303      $4,115,880

Components of partial sale of
  investment in subsidiary
  partnerships:

Increase in capitalization of
  consolidated subsidiaries
  attributable to minority
  interest      $               0      $1,245,423

Property and equipment
  reclassified from
  construction in progress      604,411      0

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidi-ary partnerships ("subsidiaries", "subsidiary partnerships" or "Lo-cal Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. The Partnership's fiscal quarter ends Decem-ber 31 in order to allow adequate time for the subsidiaries' finan-cial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercom-pany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-ary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $52,000 and $81,000 and $311,000 and $328,000 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partner-ship's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partner-ship (the "General Partners"), the accompanying unaudited finan-cial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended Decem-ber 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed.
These consolidated financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:
            Three Months Ended            Nine Months Ended
               December 31,                   December 31,
          1998              1997        1998               1997
Partnership manage-
  ment fees (a)    $374,000    $374,000    $1,122,000    $1,122,000
Expense reimburse-
  ment (b)    20,000    27,500    112,859    109,049
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)    87,586    88,487    262,757    291,817
Local administra-
  tive fee (d)       13,000      13,000         39,000         39,000
Total general and
  administrative-
  General Partners    494,586    502,987    1,536,616    1,561,866
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)    136,029    134,450       403,868       398,727
Total general and
  administrative-
  related parties    $630,615    $637,437    $1,940,484    $1,960,593

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $4,996,000 and $3,874,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively. Without the General Partner's continued ac-crual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allow-ing the accrual without payment of these amounts but are under no obligation to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $336,607 and $370,190 and $1,155,728 and $1,126,199
for the three and nine months ended December 31, 1998 and 1997, respectively. Of these fees $223,615 and $229,937 and $666,625 and $690,544 were incurred to affiliates of the subsidiary partner-ships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $87,586 and $88,487 and $262,757 and $291,817 for the three and nine months ended December 31, 1998 and 1997, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the sub-sidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Partial sale of Investment in Subsidiary Partnerships

Campeche Isle Apartments, L.P.
In connection with the restructuring of the mortgage debt of Campeche Isle Apartments Limited Partnership ("Campeche"), the Partnership raised approximately $1,400,000 by selling a portion of its limited partnership interest in two subsidiary partnerships. The Bank of Boston loan obtained in the refinancing matured De-cember 31, 1998 and was extended until March 31, 1999. The Partnership has applied for a permanent loan and expects that the refinancing will be completed prior to maturity of the current financing. The loan is expected to have a term which is at least equal to the remaining compliance period of the project which ends 2004. As of December 31, 1998 advances to Campeche from the Partnership totaled approximately $1,950,000.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Part-nership has invested. These sources of funds are available to meet obligations of the Partnership. During the nine months ended December 31, 1998 and 1997 respectively, distributions received from operations of the Local Partnerships were approximately
$212,000 and $264,000, respectively.

As of December 31, 1998 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately
$368,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its 27 consolidated Local Part-nerships decreased approximately $1,193,000. This decrease was primarily due to acquisitions of property and equipment
($333,000), repayments of mortgage notes ($1,101,000) and a de-crease in capitalization of consolidated subsidiaries attributable to minority interest ($300,000) which exceeded cash provided by operating activities ($342,000), a decrease in cash held in escrow relating to investing activities ($179,000) and an increase in due to selling partners ($22,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,908,000).

Partnership management fees owed to the General Partners amounting to approximately $4,996,000 and $3,874,000 were ac-crued and unpaid as of December 31, 1998 and March 31, 1998, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Results of operations for the three and nine months ended Decem-ber 31, 1998 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 1% and 2% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate in-creases.

Total expenses, excluding repairs and maintenance and insurance remained fairly consistent with decreases of approximately 1% and 2% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997.

Repairs and maintenance increased approximately $460,000 for the nine months ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to an increase in re-pairs required by a loan agreement at one Local Partnership, the exterior painting of the building at a second Local Partnership and the interior painting of the building at a third Local Partnership.

Insurance decreased approximately $100,000 and $130,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 due to a change in the insur-ance carrier at one Local Partnership.

A gain on partial sale of investment in subsidiary partnerships in the amount of approximately $155,000 was recorded for the nine months ended December 31, 1997 (see Note 3 to the financial statements).

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 com-pliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the proc-ess of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership.
In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readi-ness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999.
No estimate can be made at this time as to the impact of the readi-ness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be imple-mented if necessary.

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


LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)


	By:	RELATED CREDIT PROPERTIES II L.P.,
		a General Partner

	By:	Related Credit Properties II Inc.,
		its General Partner

Date:  February 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)
	and

	By:	LIBERTY GP II INC.,
		a General Partner

Date:  February 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	BY:	LIBERTY ASSOCIATES II, L.P.
		a General Partner

	BY:	Related Credit Properties II, Inc.,
		its General Partner

Date:  February 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	By:	Liberty GP II Inc.,
		its General Partner

Date:  February 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)