Form 10-K
period 1999-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 1999-06-29
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	Beneficial Assignment Certificates (including underlying Limited Partner-ship Interests)
	(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 114
Page 1 of 127

PART I

Item 1.  Business.

General

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related Gen-eral Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Re-lated Credit Properties II Inc., and the Liberty General Partner. On Novem-ber 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an af-filiate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited part-ners was not required to approve the Transfer.

Liberty Associates is the Special Limited Partner in all 27 Local Partner-ships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as Special Limited Partner, which permit this affiliate of the registrant to execute control over the management and policies of the subsidiaries.

On July 20, 1988 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Inter-ests").

As of January 9, 1989 (the date on which the Partnership held the final clos-ing of the sale of BACs and on which the Offering was terminated), the Part-nership had received $115,917,500 of gross proceeds of the Offering from 8,431 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary part-nerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Pro-jects"; and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 1999, the Partnership had acquired inter-ests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. The Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership and sold 32.32% of its limited partnership interest in Property Development Asso-ciates, L.P. (See Results of Operations of Certain Local Partnerships).

Investment Objectives, Tax Credits

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent historic rehabilitation tax credits) over the period of the Partnership's en-titlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.)

2.  Preserve and protect the Partnership's capital.

3. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposi-tion of the Properties.

4. Provide cash distributions when available from the operations of Apart-ment Complexes and Rehabilitations Projects.

5. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset active business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period pro-vided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Local Partnership ceases to meet qualification requirements , (ii) there is a de-crease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Com-pliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Tax Credits are available for a ten-year period which commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be pro-rated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period may not be claimed by the Part-nership.

The General Partners generally required in connection with certain invest-ments in Local Partnerships that the general partner of the Local Partnership ("Local General Partners") undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 1999, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the Operating Deficit Guarantee have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Part-nership generated $16,707,661, $17,061,894, and $17,193,735 in Tax Credits
during the 1998, 1997 and 1996 Fiscal Years, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may re-alize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business in-come.

As of March 31, 1999, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circum-stances other than refinancings or sales.

Government Regulations

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of the existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998, President Clinton signed the fiscal year 1999 Depart-ments of Veteran Affairs, Housing and Urban Development and Independent Agen-cies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (gener-ally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial in-creases in rent.

Effective January 1, 1999, the State of California now requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distribu-tions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental as-sistance contracts expire.

Competition
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to competition from simi-lar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in business which may compete with the Partnership.

Employees
The Partnership does not have any direct employees. All services are per-formed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Part-nership in accordance with the Partnerships Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 27 Local Partnerships. Set forth below is a schedule of these Local Partnerships in-cluding certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partner-ships and their properties, including any encumbrances affecting the proper-ties, may be found in Item 14, Schedule III.

Except for the seven limited partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

Local General Partner                           	  1%
Special Limited Partner	                           1%
Limited Partner - Liberty Tax Credit Plus II L.P.	98%

       Local
     General           Special        Liberty Tax             Other
    Partner(s)    Limited Partner    Credit Plus II L.P.    Limited Partners
Concourse Artists    1%    1%    19%    *79%
Grand Concourse      1%    1%    19%    *79%
Robin Housing        1%    1%    19%    *79%
Willoughby-Wyckoff   1%    1%    19%    *79%
Penn Alto            1%    1%    78.40%    *19.60%
United Glen Arden I  1%    1%    73.52%    *24.48%
Property Development
Associates           1%    1%    66.33%    *31.67%

*Affiliate of Liberty Tax Credit Plus II L.P. with same management

Local Partnership Schedule
Name and Location	                 	  % of Units Occupied  at  May 1,
(Number of Units)	                    Date Acquired	1999	1998	1997	1996	1995

Polynesian Apartments Associates,
Ltd. (a Limited Partnership)
Homestead, FL (84)                  	July 1988	99	96	100	94	99
Seagrape Village Associates, Ltd.
(a Limited Partnership)
Homestead, FL (112)                 	July 1988	98	96	100	96	100
Metropolitan Towers Associates, L.P.
Rio Piedras, PR (150)               	December 1988	99	99	95	99	100
Westminster Place II - Olive Site, L.P.
St. Louis, MO (84)                  	October 1988	95	93	90	88	93
Property Development Associates, L.P.
Kansas City, MO (232)               	December 1988	97	95	98	98	99
Whittier Plaza Associates
Limited Partnership
St. Louis, MO (27)                  	December 1988	96	78	81	81	88
United-Glen Arden I
Limited Partnership
Glen Arden, MD (354)                	December 1988	96	96	91	90	 95
United-Glen Arden II
Limited Partnership
Glen Arden, MD (238)                	December 1988	98	98	95	98	98
Rolling Green Limited Partnership
Chicago, IL (224)                   	December 1988	75	97	96	87	92
Santa Juanita II Limited Partnership
Bayamon, PR (46)                    	December 1988	97	96	100	100	100
Spring Creek Associates, L.P.
(a Delaware Limited Partnership)
Brooklyn, NY (582)                  	December 1988	98	99	97	97	95
East Two Thirty-Five Associates
(a Delaware Limited Partnership)
New York, NY (17)                   	December 1988	100	100	100	94	94
Upper Fifth Avenue Residential
Associates, L.P.
New York, NY (151)                  	January 1989	99	98	96	97	93
West 107th Street Associates, L.P.
(a Delaware Limited Partnership)
New York, NY (25)                   	January 1989	100	96	100	100	100
General Atlantic Second Avenue
Associates, L.P.
(a Delaware Limited Partnership)
New York, NY (18)                   	January 1989	100	100	95	94	100
Church Lane Associates
Germantown, PA (40)                 	February 1989	100	98	98	95	92
Campeche Isle Apartments
Limited Partnership
Galveston, TX (208)                 	May 1989	87	78	70	65	85
Robin Housing Associates
(a Limited Partnership)
Bronx, NY (100)                     	November 1988	99	95	99	97	92
Concourse Artists Housing
Associates (a Limited Partnership)
Bronx, NY (23)                      	November 1988	96	91	96	96	100
2051 Grand Concourse Housing
Associates (a Limited Partnership)
Bronx, NY (63)                      	November 1988	97	94	97	97	98
Willoughby-Wyckoff Housing
Associates (a Limited Partnership)
Bronx, NY (68)                      	November 1988	91	91	93	97	88
Goodfellow Place Limited Partnership
St. Louis, MO (71)                  	May 1989	99	96	99	91	96
Penn Alto Associates
Limited Partnership
Altoona, PA (150)                   	June 1989	89	87	81	87	81
Gramco Development
Limited Dividend
Partnership, L.P.
Bayamon, PR (300)                   	July 1989	99	98	94	99	93
Alexis Park Apartments
A Louisiana Partnership
in Commendam
Bossier City, LA (280)              	July 1989	93	95	92	93	95
Williamsburg Residential, L.P.
Witchita, KS (76)                   	August 1989	92	78	74	93	91
Victory Apartments
Chicago, IL (107)                   	September 1989	93	93	97	96	98


All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot ap-plies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indices in various geographic areas.

Management annually reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements, which are gen-erally funded from cash flow, from operations or release of replacement re-serve escrows.

Management annually reviews the insurance coverage of the properties and sub-ject to budget constraints recommends to the respective Local General Part-ners additional coverage if warranted.

See Item 1, Business, above for the general competitive conditions to which the Local Partnerships and properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussions of Alexis, Metropolitan, Santa Juanita, Robin Housing, Campeche and Bayamon in the Re-sults of Operations of Certain Local Partnerships contained in Item 7. Man-agement's Discussion and Analysis of Financial Condition and Results of Op-erations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

The Partnership has issued and outstanding 115,917.5 Limited Partnership In-terests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $115,917,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 115,917.5 BACs to the purchasers thereof for an aggregate purchase price of $115,917,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not there-after convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the Gen-eral Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liqui-date his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restric-tions.

As of June 6, 1999, the Partnership had 8,430 registered holders of an aggre-gate of 115,917.5 BACs.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $2,000, are held by the three General Part-ners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distribu-tions to its BACs holders other than from net refinancings or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  Additional financial information is set forth in the audited finan-
cial statements in Item 8 hereof.
OPERATIONS
        Year Ended March 31,
        1999            1998            1997*           1996*            1995*
Revenues  $26,705,795  $26,563,918  $25,919,807  $25,386,930  $25,074,695

Operating
expenses   (35,058,03)  (35,799,640)  (39,490,613)  (32,104,631)  (32,403,689)

Loss before
minority interest
and extraordinary
items      (8,352,238)  (9,235,722)  (13,570,806)  (6,717,701)  (7,328,994)

Minority interest
in loss of
subsidiaries  414,579      404,890       163,680       185,143       418,892

Net loss  $(7,937,659)  $(8,830,832) $(13,407,126)  $(6,532,558)  $(6,910,102)

Per unit
amounts:

Net loss
per BAC  $     (67.79)  $    (75.42)  $   (114.50)  $    (55.79)  $    (59.01)

*Reclassified for comparative purposes.
FINANCIAL POSITION
        Year Ended March 31,
        1999            1998            1997           1996            1995
Total
assets  $185,526,512  $192,850,536  $200,269,263  $212,829,666  $218,920,596

Total
liabili-
ties    $146,563,631  $145,266,475  $145,257,171  $143,880,937  $143,305,749

Minority
interest $ 4,017,226  $  4,700,747  $  3,297,946  $  3,827,457  $  3,961,017

Total
partners'
capital  $34,945,655  $ 42,883,314  $ 51,714,146  $ 65,121,272  $ 71,653,830

During the years ended March 31, 1995 through 1999, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. For the year ended March 31, 1997, there was also a decrease in assets due to a loss on impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

Through March 31, 1999, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $368,000 of the purchase price remains to be paid (none of which is held in escrow). During the year ended March 31, 1999, $32,000 was paid.

During the year ended March 31, 1999, the primary sources of funds included:
(i) working capital reserves; (ii) interest earned on the working capital re-serves; and (iii) cash distributions from operations of the Local Partner-ships. All these sources of funds are available to meet obligations of the Partnership.

The Partnership is not expected to have access to additional sources of fi-nancing, and in particular will not have the ability to access BACs holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be avail-able to the Partnership or any Local Partnership, nor that, if any property is sold, the proceeds of the sale will be sufficient to pay outstanding bal-ances due on mortgage loans or other outstanding indebtedness to which the property is subject.

During the years ended March 31, 1999, 1998 and 1997, respectively, cash dis-tributions received from operations of the Local Partnerships were approxi-mately $334,000, $272,000, and $621,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their man-agement fees).

During the year ended March 31, 1999, cash and cash equivalents of the Part-nership and its 27 Local Partnerships decreased approximately $843,000. This decrease was the result of an increase in acquisitions of property and equip-ment ($1,259,000), repayments of mortgage loans ($1,351,000), a net decrease in due to local general partners and affiliates ($90,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($269,000) which exceeded cash flows provided by operating activities ($1,718,000), a decrease in cash held in escrow ($258,000), an increase in due to selling partners ($78,000) and a decrease in deferred costs ($71,000). Included in the adjustments to reconcile the net loss to cash provided by op-erating is depreciation and amortization ($7,993,000).

The Partnership has negotiated Operating Deficit Guarantee Agreements all of which have expired with all Local Partnerships, pursuant to which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. As of March 31, 1999, approximately $5,800,000 had been funded by the Local General Partners to meet such obligations. Of the total amount funded through March 31, 1999, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Partner-ship, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $4,571,000 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow.

Partnership management fees owed to the General Partners amounting to ap-proximately $5,370,000 and $3,874,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obliga-tions. The General Partners have continued allowing the accrual without pay-ment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see
Results of Operations of Certain Local Partnerships below.   Since the maxi-
mum loss the Partnership would be liable for is its net investment in the re-spective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or finan-cial condition in a material way. However, the Partnership's loss of its in-vestment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the Credit Pe-riod.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be from laws that have not yet been adopted.
The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are at-tached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1999, the Partnership has recorded approximately $4,727,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1999.

The following is a summary of the results of operations of the Partnership for the years ended
March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respec-
tively).

The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

The net loss for the 1998, 1997 and 1996 Fiscal Years totaled $7,937,659, $8,830,832 and $13,407,126, respectively. The net loss for the 1996 Fiscal Year includes a loss on impairment of assets of approximately $4,727,000 (see
Note 4 in Item 8, Financial Statements and Supplementary Data).

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $16,707,661, $17,061,894 and $17,193,735 in Tax Credits during the 1998, 1997 and 1996 Fiscal Years, respectively.

1998 vs. 1997
Rental income increased approximately 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately $283,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to a settlement of an esti-mated liability of water and sewer expenses in 1996 which was written off and recognized as other income in 1997 at one Local Partnership partially offset by local grants received in the 1998 Fiscal Year at two other Local Partner-ships.

Total expenses remained fairly consistent with a decrease of approximately 2% for the 1998 Fiscal Year as compared to 1997 Fiscal Year.

1997 vs. 1996
Rental income remained fairly consistent with a decrease of less than 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Other income increased approximately $520,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to a settlement of an esti-mated liability for water and sewer expenses in 1996 which was written off and recognized as other income in 1997 at one Local Partnership, partially offset by small decreases at two other Local Partnerships.

A gain on sale of interests of approximately $155,000 was realized during the 1997 Fiscal Year (see Note 10 in Item 8. Financial Statements and Supplemen-tary Data).

Total expenses excluding general and administrative, general and administra-tive-related parties, repairs and maintenance, operating, insurance and loss on impairment of assets remained fairly consistent with a decrease of ap-proximately 2% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

General and administrative expense increased approximately $724,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to an in-crease in number of employees and related payroll and benefits, an increase in legal fees, and an increase in advertising expense at one Local Partner-ship, along with the opening of a management and leasing office at a second Local Partnership as well as general increases in general and administrative expenses at three other Local Partnerships. General and administrative ex-penses increased at the Partnership level due to increased legal costs per-taining to the Campeche Isle restructuring and the partial sale of interests in two Local Partnerships.

General and administrative expenses-related parties increased approximately $314,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primar-ily due to a change at one Local Partnership from an unaffiliated property manager to one which is an affiliate.

Repairs and maintenance increased approximately $1,087,000 for the 1997 Fis-cal Year as compared to the 1996 Fiscal Year primarily due to an extensive repair and maintenance program to correct neglected conditions at one Local Partnership, a repainting of the building at a second Local Partnership and increases in general repairs at four other Local Partnerships.

Operating expenses decreased approximately $452,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to overaccrual of estimated water and sewer charges in 1996 at one Local Partnership, decreases in costs of supplies at a second Local Partnership as well as general decreases in op-erating expenses at three other Local Partnerships.

Insurance decreased approximately $218,000 primarily due to a change of in-surance carriers at two Local Partnerships as well as a general decrease in insurance expense at a third Local Partnership.

Results of Operations of Certain Local Partnerships

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a go-ing concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $38,000, $25,000 and $550,000 for the 1998, 1997 and 1996 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally pro-jected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $42,262 and $50,292 in the 1998 and 1997 Fiscal Years, respectively, and $384,548 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $56,757. These items raise substantial doubt about Whittier's abil-
ity to continue as a going concern.   The Partnership's investment in
Whittier at March 31, 1999 and 1998 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $38,000, $25,000 and $550,000 (after loss on impairment of assets of approxi-mately $490,000), for the 1998, 1997 and 1996 Fiscal Years.

Alexis Park Apartments
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Envi-ronmental Quality ("LDEQ"). At December 31, 1998, all but one of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997, which found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The re-port recommended the installation of mechanical systems to reduce air pollut-ant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. During the year ended December 31, 1998, the EPA performed additional tests of the project site and found that all removal ac-tions for lead contaminated soils have been fully performed in accordance with EPA standards. At December 31, 1998, management is unaware of any addi-tional or potential remediation or clean-up costs that will be required and accordingly, is unable to estimate the possible cost to Alexis of any reme-diation or clean-up that may be required in the future.

Management believes the testing conducted by the LDEQ and the EPA has pro-vided sufficient evidence that there is no significant environmental hazard at the Alexis Park Apartments site. Management, along with the mayor of Bossier City, has been active in requesting that the EPA remove the site from the list of proposed Superfund sites and that no further tests be conducted. Alexis has also requested assistance with bringing this issue to closure from its congressman and U.S. senators who have been responsive.

Although the environmental issue is in many respects beyond its control, man-agement intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disrup-tive action by the EPA and provide an opportunity for Alexis to continue as a going concern. Nonetheless, Alexis has sustained losses and its current li-abilities exceed its current assets by approximately $187,000. Management of Alexis expects operating income to improve for 1999 from both increased occu-pancy and slightly reduced expenses and also believes cash flows for 1999 will be sufficient to meet liabilities and subject to the environmental un-certainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 1999 and 1998 was approximately $357,000 and $620,000, respectively, and the minority in-terest balance was approximately $0 and $1,200, respectively. Alexis' net loss after minority interest amounted to approximately $263,000, $259,000 and $137,000, for the 1998, 1997 and 1996 Fiscal Years, respectively.

Goodfellow Place Limited Partnership
The financial statements for Goodfellow Place Limited Partnership ("Goodfel-low") have been prepared assuming that Goodfellow will continue as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow in the amount of $163,000. Fur-ther, at December 31, 1998, current liabilities exceed current assets by $65,924.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Op-erating Deficit Guarantee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily re-stricted by the Local General Partners and has a balance of $178,883 at De-cember 31, 1998. If CDA requires the prepayment of the loan, the general partners of Goodfellow plan to negotiate with CDA in an attempt to restruc-ture the agreement to allow the project to place those funds in the operating deficit escrow account. These funds would then be used to fund future oper-ating deficits. In addition, management has increased rents $15 per month beginning in January 1998, as leases renew to help meet cash flow needs.

In view of these matters, realization of a major portion of the assets in the balance sheet of Goodfellow is dependent upon continued operations, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that ac-tions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncer-tain.

The Partnership's investment in Goodfellow at March 31, 1999 and 1998 was re-duced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net income (loss) after minority interest amounted to approximately ($13,000), $200 and ($2,829,000) (after loss on im-pairment of assets of approximately $2,649,000) for the 1998, 1997 and 1996 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associates ("Wil-loughby") have been prepared assuming that Willoughby will continue as a go-ing concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had op-erating losses, operating cash flow deficiencies and equity deficiencies. Management plans to continue to minimize costs within its control and seek
additional funding sources to supplement project operations.   Continuance of
Willoughby as a going concern is dependent upon Willoughby's ability to ob-tain additional funding to supplement project operations and enable Wil-loughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 1999 and 1998 has been reduced to zero by prior years' losses and the minority in-terest balance amounted to approximately $178,000 and $180,000, respectively. Willoughby's net loss after minority interest amounted to approximately $220,000, $141,000 and $273,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively.

Campeche Isle Apartments, L.P.
On July 24, 1997, Campeche Isle Apartments Limited Partnership ("Campeche") emerged from Chapter 11 bankruptcy proceedings. While in bankruptcy, Cam-peche completed a restructuring of its mortgage debt and satisfied its $4,200,000 mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. In addition to satisfying the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required re-pairs to the project. The Partnership raised approximately $1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership in-terest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any dis-tributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matured on December 31, 1998, was ex-tended until June 30, 1999 and was subsequently extended to September 30, 1999. On or prior to the maturity of the new loan, a refinancing will be completed which will have a term of at least equal to the remaining compli-ance period of the project which ends 2004. In addition, management has taken efforts to increase occupancy by retaining several tenant locator serv-ices, refurbishing the apartments and improving the overall condition of the property. In view of these matters, realization of a major portion of the assets in the balance sheet is dependent upon continued operations of the partnership, which in turn is dependent upon the partnership's ability to meet its financing requirements, and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 1998, total ad-vances to Campeche from the Partnership totaled approximately $2,043,000.
The financial statements for the 1996 Fiscal Year for this Local Partnership were not audited. The Partnership's investment in Campeche at March 31, 1999 and 1998 was $0 and the minority interest balance was $0 at each date. Cam-peche's net loss after minority interest amounted to approximately $518,000, $845,000 and $334,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Santa Juanita II Limited Dividend Partnership
Santa Juanita II Limited Dividend Partnership ("Santa Juanita") had first mortgage payments of $303,176 in arrears at December 31, 1998. In addition, the last payment recorded to mortgage principal by the bank was July 1995. As of February 28, 1999, uncertainties exist regarding the accuracy of the balance of interest, penalties due and a confirmation of balances had not been received from the bank.

As of December 31, 1998, Santa Juanita was not in compliance with its second mortgage loan and is in arrears on payment of principal and interest of ap-proximately $419,000.

The last audited financial information was for the year ended December 31, 1994. The financial records available for the period January 1, 1995 through June 30, 1997 were not complete or reliable. Further adjustments that could have resulted to the beginning balance of partners' equity and other ac-counts, if all financial records had been available, cannot be determined at this time.

Management of Santa Juanita is in negotiations with lenders of the first and second mortgages. The effects of the adjustment that could have resulted to the ending balance of mortgages payable and partners' equity may not be de-termined at this time.

The auditors for Santa Juanita qualified their report on the 1998 Fiscal Year financial statements for the effects of the above uncertainties. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnership's investment in Santa Juanita at March 31, 1999 and 1998 was approximately $285,000 and $405,000, respectively, and the minority interest balance was zero at each date.

b)  Subsidiary Partnerships - Other

Gramco Development Limited Dividend Partnership, L.P.

Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the pro-visions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipal-ity. Otherwise, the principal amount of the obligation together with any in-terest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 1999 and 1998 was approximately $690,000 and $974,000 and the minority interest bal-ance was approximately $420,000 and $423,000, respectively. Gramco's net loss after minority interest amounted to approximately, $284,000, $257,000 and $275,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal in-jury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is ade-quate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 1999 and 1998 was approximately $66,000 and $123,000 and the minority interest balance was $360,000 and $544,000, respec-tively. Robin Housing's net loss after minority interest amounted to ap-proximately $30,000, $24,000 and $30,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Metropolitan Towers Associates, L.P.
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropoli-tan"), is a defendant in a legal proceeding brought about by one of its ten-ants for damages suffered. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 1999 and 1998 was ap-proximately $1,108,000 and $1,228,000, respectively, and the minority inter-est was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $119,000, $113,000 and $131,000 for the 1998, 1997
and 1996 Fiscal Years, respectively.

Rolling Green Limited Partnership
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,511,794 and $1,406,915 in the 1998 and 1997 Fiscal Years, respectively. In September 1999, the three Section 8 contracts will expire. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

Williamsburg Residential , L.P.
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which con-stituted an event of default. On January 1, 1997 the Local General Partner was replaced.

A Reinstatement and Modification Agreement, dated July 24, 1997, and effec-tive March 1, 1997 was entered into between Williamsburg and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months; 2. Replacement reserve escrow payments waived during 1997; 3. Net operating income is to be turned over to the loan servicer monthly; and 4. Execution of a debt service reserve agreement.

The Debt Service Agreement, dated July 24, 1997, called for $275,000 to be deposited into a debt service escrow account for the mutual benefit of Wil-liamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1998, balances in the two entities accounts totaled $0. The limited partner has advanced Williams-burg the necessary funds to keep the mortgage and escrows current during 1998 and is expected to continue to do so during 1999.

In 1997, the Partnership advanced Williamsburg funds to pay legal costs, de-linquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agree-ment dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $733,000 and $736,000 at March 31, 1999 and 1998, respectively. Williamsburg net loss after minority interest amounted to approximately $285,000, $220,000 and $1,667,000 (after provision for impairment of assets of approximately $1,588,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has upgraded its computer in-formation systems to be year 2000 compliant and beyond. The year 2000 compli-ance issue concerns the inability of a computerized system to accurately rec-ord dates after December 31, 1999. The affiliate of the General Partners con-verted its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Other

The Partnership's investment, as a limited partner in the Local Partnerships, is subject to the risks incident to the potential losses arising from manage-ment and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operat-ing expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance pay-ments it has contracted to make; and that when the rental assistance con-tracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
                                                                  		Sequential
	                                                            	      Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report                                      	21

	Consolidated Balance Sheets at March 31, 1999 and 1998	            87

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997	                                            88

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997	             89

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                            90

	Notes to Consolidated Financial Statements	                        92

INDEPENDENT AUDITORS' REPORT
To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (1998, 1997 and 1996 Fiscal Years) subsidiary partnerships whose losses aggregated $6,407,403, $6,318,514 and $10,828,750 for the 1998, 1997 and 1996 Fiscal Years,
respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 1999 and 1998, presented in the accompanying consolidated financial statements. The financial statements for 27 (1998 Fiscal Year), 26 (1997 Fiscal Year) and 25 (1996 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 1997) and two (Fiscal
1996) of these subsidiary partnerships were unaudited.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements re-ferred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of six limited partnerships with significant contingen-cies and uncertainties. The financial statements of five of these subsidiary partnerships were prepared assuming that each will continue as a going con-cern. The auditors' opinion on the financial statements for the 1998 Fiscal Year for one of these subsidiary partnerships was qualified due to uncertain-ties relating to balances in replacement reserves, mortgage balances and the related accrued interest. In addition, this subsidiary partnership was not audited in prior years and there are uncertainties as to whether any adjust-ments were necessary to be made to partners' equity at January 1, 1998. The six subsidiary partnerships' net losses aggregated $1,209,164 (Fiscal 1998), $1,385,347 (Fiscal 1997) and $4,217,106 (Fiscal 1996) and their assets aggre-gated $21,033,273 and $22,138,567 at March 31, 1999 and 1998, respectively.
These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consoli-dated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
June 24, 1999

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                               March 31,
                                       1999                  1998
ASSETS
Property and equipment, at cost,
less accumulated
    depreciation (Notes 2, 4  and 7)    $167,205,538    $173,036,778
Construction in progress                           0    604,411
Cash and cash equivalents
(Notes 2, 3 and 10)                        3,334,363    4,177,583
Cash held in escrow (Notes 2, 3 and 5)     6,902,143    6,823,943
Deferred costs - less accumulated
amortization (Notes 2 and 6)               3,751,361    4,121,038
Other assets                               4,333,107        4,086,783

Total assets                            $185,526,512    $192,850,536


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable (Note 7)         $116,033,679    $117,331,318
Accounts payable and other liabilities
(Note 10)                                  9,521,924    9,339,821
Due to local general partners and
affiliates (Note 8)                       10,045,549    10,135,658
Due to general partners and
affiliates (Note 8)                        7,383,024    4,957,989
Due to selling partners                    3,579,455        3,501,689

Total liabilities                        146,563,631    145,266,475

Minority interests (Note 2)                4,017,226        4,700,747

Commitments and contingencies (Notes 8 and 10)

Partners' capital
Limited partners ( 115,917.5 BACs
    issued and outstanding) (Note 1)      35,626,882    43,485,164
General partners                            (681,227)         (601,850)

Total partners' capital                   34,945,655      42,883,314

Total liabilities and partners'
capital                                 $185,526,512    $192,850,536

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Year Ended March 31,
                          1999                 1998                  1997
Revenues
Rental income              $25,736,121    $25,156,685    $25,187,403
Other (Note 10)                969,674    1,252,656    732,404
Gain on sale of interests            0         154,577        0
                            26,705,795    26,563,918    25,919,807

Expenses
General and administrative   6,280,636    6,199,421    5,474,850
General and administrative-
related parties
    (Note 8)                 2,648,941    2,592,241    2,283,782
Repairs and maintenance      4,929,821    5,365,245    4,278,462
Operating and other          2,752,456    2,664,912    3,116,779
Real estate taxes            1,066,433    1,037,475    1,035,225
Insurance                    1,144,811    1,126,788    1,344,916
Financial, primarily
interest                     8,241,779    8,109,996    8,381,581
Depreciation and
amortization                 7,993,156    8,703,562    8,847,941
Loss on impairment
of assets (Note 4)                   0            0    4,727,077

Total expenses              35,058,033    35,799,640    39,490,613

Loss before minority
interest                    (8,352,238)    (9,235,722)    (13,570,806)

Minority interest in
loss of subsidiaries           414,579        404,890         163,680

Net loss                   $(7,937,659)    $(8,830,832)    $(13,407,126)

Net loss - limited
partners                   $(7,858,282)    $(8,742,524)    $(13,273,055)

Number of BACs
outstanding                  115,917.5      115,917.5      115,917.5

Net loss per BAC           $    (67.79)    $   (75.42)    $  (114.50)

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                         Limited    General
                           Total         Partners    Partners
Partners' capital (deficit) -
April 1, 1996              $ 65,121,272    $ 65,500,743    $(379,471)
Net loss                    (13,407,126)    (13,273,055)    (134,071)

Partners' capital (deficit) -
March 31, 1997               51,714,146    52,227,688    (513,542)
Net loss                     (8,830,832)    (8,742,524)     (88,308)

Partners' capital (deficit) -
March 31, 1998               42,883,314    43,485,164    (601,850)
Net loss                     (7,937,659)     (7,858,282)     (79,377)

Partners' capital (deficit) -
March 31, 1999              $34,945,655    $35,626,882    $(681,227)

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                      Year Ended March 31,
                          1999                  1998                  1997

Cash flows from
operating activities:
Net loss                  $(7,937,659)    $(8,830,832)    $(13,407,126)
Adjustments to reconcile
net loss to net cash
    provided by operating
activities:

Gain on sale of interests           0    (154,577)    0
Present value of legal settlement   0    0    75,905
Loss on sale of property
and equipment                       0    7,251    21,061
Depreciation and
amortization                7,993,156    8,703,562    8,847,941
Loss on impairment of assets        0    0    4,727,077
Minority interest in
loss of subsidiaries         (414,579)    (404,890)    (163,680)
Accrued interest added
to principal of
    mortgage note payable      52,873    52,879    52,872
(Increase) decrease in assets
Cash held in escrow          (336,227)    (155,978)    (350,708)
Deferred costs                      0    0    (23,625)
Other assets                 (246,324)    37,478    864,340
Increase in liabilities
Accounts payable and
other liabilities             182,103    7,882    778,253
Due to general partners
and affiliates              2,425,035     2,172,448     1,568,577

Total adjustments           9,656,037    10,266,055    16,398,013

Net cash provided by
operating activities        1,718,378     1,435,223     2,990,887

Cash flows from
investing activities:
Acquisitions of
property and equipment     (1,258,853)    (792,036)    (1,463,525)
Construction in progress            0    (604,411)    0
Decrease (increase) in
cash held in escrow           258,027       (363,451)        429,045

Net cash used in
investing activities       (1,000,826)    (1,759,898)    (1,034,480)

Cash flows from
financing activities:
Decrease (increase) in
deferred costs                 71,025    (192,733)    (33,140)
Proceeds from mortgage notes        0    4,000,000    0
Repayments of mortgage
notes                      (1,350,512)    (5,504,992)    (1,164,748)
Increase in due to
local general partners
    and affiliates            890,189    397,477    735,853
Decrease in due to
local general partners
    and affiliates           (980,298)    (1,188,216)    (441,677)
Increase (decrease) in due
to selling partners            77,766    71,826    (228,801)
Decrease (increase) in
capitalization of
    consolidated subsidiaries
attributable to
    minority interest        (268,942)    562,268    (365,831)
Proceeds from sale of
interests                           0     1,400,000                  0

Net cash used in
financing activities       (1,560,772)       (454,370)    (1,498,344)

Net (decrease) increase
in cash and
    cash equivalents         (843,220)    (779,045)    458,063

Cash and cash equivalents at
    beginning of year       4,177,583     4,956,628     4,498,565
Cash and cash equivalents
    at end of year        $ 3,334,363    $ 4,177,583    $ 4,956,628

Supplemental disclosure
of cash flows
    information:
Cash paid during
the year for interest     $ 8,088,271    $ 6,663,972    $ 7,356,078

Supplemental disclosures
of noncash
    investing and
financing activities:
Construction in progress
    reclassified to
property and equipment        604,411    0    0
Increase in accounts
payable and other
    liabilities from
present value of
    legal settlement                0    0    75,905

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Part-nership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting pur-poses). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Part-nership represents a 20% to 98% interest in that Local Partnership.

The Partnership had acquired interests in 27 Local Partnerships as of March 31, 1999, and does not anticipate making any additional investments.

The Partnership was authorized to issue a total of 200,000 Beneficial Assign-ment Certificates ("BACs"), of which 120,000 have been registered with the Securities and Exchange Commission for sale to the public. The public offer-ing was completed on January 9, 1989 with a total of 115,917.5 BACs sold and $115,917,500 of proceeds received by the Partnership.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allo-cated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 27 subsidiary partnerships in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to ap-prove certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on March
31. The Partnership's fiscal year ends on March 31 in order to allow ade-quate time for the subsidiaries' financial statements to be prepared and con-solidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from cash contributions and cash dis-tributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority in-terest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $431,000, $391,000 and $524,000 for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term highly liquid instruments purchased with original maturi-ties of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1999, the Partnership has recorded approximately $4,727,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 1999.

d)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to le-gal, accounting, and registration fees, are considered deferred organization expenses. These costs have been capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering ex-penses. These costs are charged directly to limited partners' capital.

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

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates a potential environmental liability inde-pendently from any potential claim for recovery.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:
                     March 31, 1999               March 31, 1998
                     Carrying                     Carrying
                     Amount       Fair Value      Amount       Fair Value
Mortgage Notes Payable for
  which it is:
Practicable to
estimate fair value  $31,802,893    $31,278,134    $54,134,394    $53,443,892
Not Practicable      $84,230,786    *              $63,196,924    *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclo-sure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:
                                                              Estimated
                             March 31,                        Useful Lives
                     1999                 1998                (Years)
Land                       $  14,444,085    $  14,444,085    -
Building and improvements    219,417,040      217,110,837    15 to 40
Other                          5,555,224        6,026,878    5 to 15
                             239,416,349    237,581,800
Less:  Accumulated
depreciation                 (72,210,811)     (64,545,022)

                            $167,205,538    $173,036,778

Included in property and equipment is $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 1999 and 1998. In addition, as of March 31, 1999 and 1998, build-ings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $7,694,504, $8,358,728 and $8,584,497, respectively.

In connection with the rehabilitation of the properties, the subsidiary part-nerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of prop-erty and equipment.

During the 1998 and 1997 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $28,715 and $113,286 and, respectively, due to write-offs on dispositions.

On December 31, 1996, the buildings at Whittier Plaza Associates, L.P. were deemed to be impaired and written down to estimated fair value. Fair value was determined based on forecasted net operating income, capitalized at a rate of 10%. Carrying value exceeded estimated fair value by approximately $490,000. Accordingly, a loss of that amount was charged to operations in the 1996 Fiscal Year.

Williamsburg Residential L.P. had experienced significant losses and cash flow problems and was in default on the mortgage note. As a result of the operating losses and cash flow problems, management of Williamsburg deter-mined that an impairment of the property existed at December 31, 1996. The impairment loss was determined to be $1,588,193 and was charged to operations in the 1996 Fiscal Year. The amount of the impairment loss was determined based on the difference in the carrying value of the property and the valua-tion of the property based on capitalized cash flows.

As a result of cash flow deficiencies described in Note 10, land and apart-ment buildings at Goodfellow Place Limited Partnership have been deemed to be impaired and written down to their fair value. The fair value at December 31, 1996 was estimated by management to be $1,140,000. Management estimated the fair value by capitalizing estimated annual cash flows before debt serv-ice using a 13% capitalization rate. The carrying value of the apartment buildings at December 31, 1996 exceeded their fair value by $2,648,894. An impairment loss of that amount was charged to operations in the 1996 Fiscal Year.

NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:
                                     March 31,
                               1999                  1998
Real estate taxes, insurance,
reconstruction and other      $3,798,078    $3,404,024
Reserve for replacements       2,219,587    2,477,614
Tenant security deposits         884,478       942,305

                              $6,902,143    $6,823,943

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:
                                  March 31,
                          1999                 1998     Period
Financing expenses       $ 4,912,529    $ 5,031,372    *
Organization expenses      1,582,896      1,615,521    60 months
Other                        741,253        741,253    Various
                           7,236,678      7,388,146
Less:  Accumulated
amortization              (3,485,317)    (3,267,108)

                         $ 3,751,361    $ 4,121,038

*Over the life of the respective related mortgages.

Amortization expense for the years ended March 31, 1999, 1998 and 1997 amounted to $298,652, $344,834 and $263,444, respectively. During the year ended March 31, 1999, $79,892 of unamortized deferred costs and $80,443 of fully amortized deferred costs were written off and during the year ended
March 31, 1998, $44,626 of fully amortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approxi-mately $685,000, including principal and interest at rates varying from 1% to 15% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective sub-sidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending	    Amount

1999                	$    6,569,124
2000                     	1,771,727
2001                     	1,909,391
2002                     	2,009,135
2003                     	2,127,527
Thereafter             	101,646,775
                      	$116,033,679

One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under Sec-tion 236 of the National Housing Act. At December 31, 1998, said note, which bears interest at 7.5% per annum through April 1, 2011, had a balance of $2,504,918.

NOTE 8 - Related Party Transactions

A)  Related Party Fees

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partner-
ship.  The costs incurred for the years ended March 31, 1999, 1998 and 1997 are as follows:
                                       Year Ended March 31,
                           1999                  1998                  1997
Partnership management
fees (a)                     $1,496,000    $1,496,000    $1,496,000
Expense reimbursement (b)       156,680    135,010    92,872
Property management fees
incurred to affiliates
 of the General Partners (c)    335,031    350,474    102,869
Local administrative fee (d)     49,000        51,500        51,500

Total general and
administrative-
General Partners              2,036,711    2,032,984    1,743,241

Property management fees
incurred to affiliates
  of the subsidiary
partnerships
general partners (c)            612,230       559,257       540,541

Total general and
administrative-
related parties              $2,648,941    $2,592,241    $2,283,782

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of in-vested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to ap-proximately $5,370,000 and $3,874,000 were accrued and unpaid as of March 31, 1999 and March 31, 1998. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obli-gations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agree-ment. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $1,537,420, $1,521,339 and $1,497,138 for the 1998, 1997 and 1996 Fiscal
Years, respectively. Of these fees $947,261, $909,731 and $643,410 were in-curred to affiliates of the subsidiary partnerships' general partners. In-cluded in amounts incurred to affiliates of the subsidiary partnerships' gen-eral partners are $335,031, $350,474 and $102,869, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates II L.P. has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $4,900, $5,700 and $500 during the 1999, 1998 and 1997 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates II L.P. received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

During the 1996 Fiscal Year, Related G.P. Holdings, Inc., an affiliate of the Related General Partner, purchased the general partner interest in the Local General Partner of four subsidiary partnerships: Spring Creek Associates, L.P., East Two Thirty-Five Associates, West 107th Street Associates, L.P. and General Atlantic Second Ave. Associates, L.P. As of November 1, 1996 and January 1, 1997, Related Management Company, L.P., an affiliate of the Re-lated General Partner, became the managing agent of Spring Creek Associates, L.P. and East Two Thirty-Five Associates, respectively.

(e)  Due to Local General Partners and affiliates at March 31, 1999 and 1998 consists of the following:
                                         March 31,
                                  1999                  1998
Operating advances             $     968,957    $  1,175,243
Development fee payable            2,526,087    2,553,084
Operating deficit advances         4,570,747    4,297,397
Management and other fees            530,423    647,015
Long-term notes payable (f)          965,541    965,541
Interest long-term notes payable     483,794         497,378
                                 $10,045,549    $10,135,658

(f)  Long-term notes payable consist of the following:

Polynesian                     $     316,370    $     316,370
This promissory note bears interest at 11% with a matur-
ity date of June 1, 2003.  Interest expense of $34,800
was incurred for the years ended March 31, 1999 and 1998.

Seagrape                             649,171         649,171
This promissory note bears interest at 11% with a matur-
ity date of July 1, 2002.  Interest expense of $71,606
and $71,409 was incurred for the years ended March 31,
1999 and 1998.
                               $     965,541    $     965,541

B)  Guarantees

The Partnership negotiated Operating Deficit Guarantee Agreements all of which have expired with all Local Partnerships, pursuant to which the general partners of the Local Partnerships had agreed to fund operating deficits for a specified period of time. As of March 31, 1999, approximately $5,800,000, had been funded by the Local General Partners to meet such obligations. Of the total amount funded through March 31, 1999, approximately $1,033,000 has been recorded as a capital contribution, $136,000 was funded by the Partner-ship, $60,000 has been recognized as income during the 1992 Fiscal Year, and the remaining balance of approximately $4,571,000 is recorded as noninterest-bearing operating advances to be repaid from operating cash flow.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:
                                     Year Ended December 31,
                        1998                  1997                  1996
Financial
statement
Net
loss                            $(7,937,659)    $(8,830,832)    $(13,407,126)

Difference resulting from
parent company having a different fiscal year
for income tax and financial reporting
purposes                             17,468    (1,128,089)    1,272,589

Difference between depreciation
and amortization expense recorded for financial
reporting purposes and the accelerated cost
recovery system utilized for income tax
purposes                         (1,894,545)    (1,613,036)    (1,354,876)

Difference between gain
on sale of interests for financial reporting
purposes and income tax
purposes                                  0    (200,101)    0

Loss on impairment of
assets recorded for financial reporting
purposes                                  0    0    4,727,077

Non-deductible litigation
settlement                                0    0    55,042

Excess losses allocated to
minority interest for income tax
purposes                            896,524    1,202,905    863,663

Other                              (163,393)         190,143        412,996

Net loss as shown on the
income tax return for the calendar year
ended                           $(9,081,605)    $(10,379,010)    $(7,430,635)


NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for five subsidiary Partnerships, Whittier Plaza Associates Lim-ited Partnership, Alexis Park Apartments, Goodfellow Place Limited Partner-ship, Willoughby-Wyckoff Housing Associates, and Campeche Isle Apartments Lim-ited Partnership modified their reports on the 1998 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any ad-justments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns. The auditors for one subsidiary partnership, Santa Juanita II Limited Dividend Partnership modified their re-port on the 1998 Fiscal Year financial statements due to the uncertainty of certain amounts reported in the balance sheet.

Whittier Plaza Associates
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a go-ing concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $38,000, $25,000 and $550,000 for the 1998, 1997 and 1996 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally pro-jected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $42,262 and $50,292 in the 1998 and 1997 Fiscal Years, respectively, and $384,548 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $56,757. These items raise substantial doubt about Whittier's abil-
ity to continue as a going concern.   The Partnership's investment in
Whittier at March 31, 1999 and 1998 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $38,000, $25,000 and $550,000 (after loss on impairment of assets of approxi-mately $490,000), for the 1998, 1997 and 1996 Fiscal Years.

Alexis Park Apartments
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Envi-ronmental Quality ("LDEQ"). At December 31, 1998, all but one of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997, which found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The re-port recommended the installation of mechanical systems to reduce air pollut-ant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. During the year ended December 31, 1998, the EPA performed additional tests of the project site and found that all removal ac-tions for lead contaminated soils have been fully performed in accordance with EPA standards. At December 31, 1998, management is unaware of any addi-tional or potential remediation or clean-up costs that will be required and accordingly, is unable to estimate the possible cost to Alexis of any reme-diation or clean-up that may be required in the future.

Management believes the testing conducted by the LDEQ and the EPA has pro-vided sufficient evidence that there is no significant environmental hazard at the Alexis Park Apartments site. Management, along with the mayor of Bossier City, has been active in requesting that the EPA remove the site from the list of proposed Superfund sites and that no further tests be conducted. Alexis has also requested assistance with bringing this issue to closure from its congressman and U.S. senators who have been responsive.

Although the environmental issue is in many respects beyond its control, man-agement intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disrup-tive action by the EPA and provide an opportunity for Alexis to continue as a going concern. Nonetheless, Alexis has sustained losses and its current li-abilities exceed its current assets by approximately $187,000. Management of Alexis expects operating income to improve for 1999 from both increased occu-pancy and slightly reduced expenses and also believes cash flows for 1999 will be sufficient to meet liabilities and subject to the environmental un-certainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 1999 and 1998 was approximately $357,000 and $620,000, respectively, and the minority in-terest balance was approximately $0 and $1,200, respectively. Alexis' net loss after minority interest amounted to approximately $263,000, $259,000 and $137,000, for the 1998, 1997 and 1996 Fiscal Years, respectively.

Goodfellow Place Limited Partnership
The financial statements for Goodfellow Place Limited Partnership ("Goodfel-low") have been prepared assuming that Goodfellow will continue as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow in the amount of $163,000. Fur-ther, at December 31, 1998, current liabilities exceed current assets by $65,924.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Op-erating Deficit Guarantee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily re-stricted by the Local General Partners and has a balance of $178,883 at De-cember 31, 1998. If CDA requires the prepayment of the loan, the general partners of Goodfellow plan to negotiate with CDA in an attempt to restruc-ture the agreement to allow the project to place those funds in the operating deficit escrow account. These funds would then be used to fund future oper-ating deficits. In addition, management has increased rents $15 per month beginning in January 1998, as leases renew to help meet cash flow needs.

In view of these matters, realization of a major portion of the assets in the balance sheet of Goodfellow is dependent upon continued operations, which in turn is dependent upon Goodfellow's ability to negotiate an agreement with CDA, and the success of its future operations. Management believes that ac-tions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern, however, the outcome of the planned negotiations with CDA is uncer-tain.

The Partnership's investment in Goodfellow at March 31, 1999 and 1998 was re-duced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net income (loss) after minority interest amounted to approximately ($13,000), $200 and ($2,829,000) (after loss on im-pairment of assets of approximately ($2,649,000) for the 1998, 1997 and 1996 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
The financial statements for Willoughby-Wyckoff Housing Associates ("Wil-loughby") have been prepared assuming that Willoughby will continue as a go-ing concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had op-erating losses, operating cash flow deficiencies and equity deficiencies. Management plans to continue to minimize costs within its control and seek
additional funding sources to supplement project operations.   Continuance of
Willoughby as a going concern is dependent upon Willoughby's ability to ob-tain additional funding to supplement project operations and enable Wil-loughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 1999 and 1998 has been reduced to zero by prior years' losses and the minority in-terest balance amounted to approximately $178,000 and $180,000, respectively. Willoughby's net loss after minority interest amounted to approximately $220,000, $141,000 and $273,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively.

Campeche Isle Apartments, L.P.
On July 24, 1997, Campeche Isle Apartments Limited Partnership ("Campeche") emerged from Chapter 11 bankruptcy proceedings. While in bankruptcy, Cam-peche completed a restructuring of its mortgage debt and satisfied its $4,200,000 mortgage debt through the following transactions: Bank of Boston made a $4,000,000 loan to Campeche and the Partnership as co-borrowers. Such loan is secured by a first mortgage on Campeche Isle Apartments, a pledge of the Partnership's interest in Spring Creek and recourse guarantees of the Partnership and one of its General Partners, Campeche, and Campeche's Local General Partner. In addition to satisfying the mortgage, the restructuring agreement requires Campeche to make approximately $800,000 of required re-pairs to the project. The Partnership raised approximately $1,400,000 in June 1997 by selling a portion of its limited partnership interest in two subsidiary partnerships to Related Glenport Associates, an affiliate of the General Partner. The Partnership sold 24.98% of its limited partnership in-terest in United-Glenarden I Limited Partnership for $600,000 resulting in a gain of $224,482 and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. for $800,000 resulting in a loss of $69,905. A portion of the proceeds were used to repay the Mortgagee, pay closing costs on the new loan and to fund debt service and an escrow account for repairs. Monthly debt service on the new loan will be paid by the net income of Campeche and the balance by the Partnership. In addition, any dis-tributions received by the Partnership from Spring Creek must be placed in escrow at Bank of Boston. The new loan matured on December 31, 1998, was ex-tended until June 30, 1999 and was subsequently extended to September 30, 1999. On or prior to the maturity of the new loan, a refinancing will be completed which will have a term of at least equal to the remaining compli-ance period of the project which ends 2004. In addition, management has taken efforts to increase occupancy by retaining several tenant locator serv-ices, refurbishing the apartments and improving the overall condition of the property. In view of these matters, realization of a major portion of the assets in the balance sheet is dependent upon continued operations of the partnership, which in turn is dependent upon the partnership's ability to meet its financing requirements, and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 1998, total ad-vances to Campeche from the Partnership totaled approximately $2,043,000.
The financial statements for the 1996 Fiscal Year for this Local Partnership were not audited. The Partnership's investment in Campeche at March 31, 1999 and 1998 was $0 and the minority interest balance was $0 at each date. Cam-peche's net loss after minority interest amounted to approximately $518,000, $845,000 and $334,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Santa Juanita II Limited Dividend Partnership
Santa Juanita II Limited Dividend Partnership ("Santa Juanita") had first mortgage payments of $303,176 in arrears at December 31, 1998. In addition, the last payment recorded to mortgage principal by the bank was July 1995. As of February 28, 1999, uncertainties exist regarding the accuracy of the balance of interest, penalties due and a confirmation of balances had not been received from the bank.

As of December 31, 1998, Santa Juanita was not in compliance with its second mortgage loan and is in arrears on payments of principal and interest of ap-proximately $419,000.

The last audited financial information was for the year ended December 31, 1994. The financial records available for the period January 1, 1995 through June 30, 1997 were not complete or reliable. Further adjustments that could have resulted to the beginning balance of partners' equity and other ac-counts, if all financial records had been available, cannot be determined at this time.

Management of Santa Juanita is in negotiations with lenders of the first and second mortgages. The effects of the adjustment that could have resulted to the ending balance of mortgages payable and partners' equity may not be de-termined at this time.

The auditors for Santa Juanita qualified their report on the 1998 Fiscal Year financial statements for the effects of the above uncertainties. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnership's investment in Santa Juanita at March 31, 1999 and 1998 was approximately $285,000 and $405,000, respectively, and the minority interest balance was zero at each date.

b)  Subsidiary Partnerships - Other

Gramco Development Limited Dividend Partnership, L.P.

Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the pro-visions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipal-ity. Otherwise, the principal amount of the obligation together with any in-terest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 1999 and 1998 was approximately $690,000 and $974,000 and the minority interest bal-ance was approximately $420,000 and $423,000, respectively. Gramco's net loss after minority interest amounted to approximately, $284,000, $257,000 and $275,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Robin Housing Associates
Robin Housing Associates ("Robin Housing") is a defendant in a personal in-jury lawsuit. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is ade-quate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 1999 and 1998 was approximately $66,000 and $123,000 and the minority interest balance was $360,000 and $544,000, respec-tively. Robin Housing's net loss after minority interest amounted to ap-proximately $30,000, $24,000 and $30,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

Metropolitan Towers Associates, L.P.
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropoli-tan"), is a defendant in a legal proceeding brought about by one of its ten-ants for damages suffered. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. The maximum loss which the Partnership would be liable for is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 1999 and 1998 was ap-proximately $1,108,000 and $1,228,000, respectively, and the minority inter-est was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $119,000, $113,000 and $131,000 for the 1998, 1997
and 1996 Fiscal Years, respectively.

Rolling Green Limited Partnership
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,511,794 and $1,406,915 in the 1998 and 1997 Fiscal Years, respectively. In September 1999, the three Section 8 contracts will expire. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

Williamsburg Residential , L.P.
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which con-stituted an event of default. On January 1, 1997, the Local General Partner was replaced.

A Reinstatement and Modification Agreement, dated July 24, 1997, and effec-tive March 1, 1997 was entered into between Williamsburg and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months; 2. Replacement reserve escrow payments waived during 1997; 3. Net operating income is to be turned over to the loan servicer monthly; and 4. Execution of a debt service reserve agreement.

The Debt Service Agreement, dated July 24, 1997, called for $275,000 to be deposited into a debt service escrow account for the mutual benefit of Wil-liamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1998, balances in the two entities accounts totaled $0. The limited partner has advanced Williams-burg the necessary funds to keep the mortgage and escrows current during 1998 and is expected to continue to do so during 1999.

In 1997, the Partnership advanced Williamsburg funds to pay legal costs, de-linquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agree-ment dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $733,000 and $736,000 at March 31, 1999 and 1998, respectively. Williamsburg net loss after minority interest amounted to approximately $285,000, $220,000 and $1,667,000 (after provision for impairment of assets of approximately $1,588,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corpo-ration (FDIC) up to $100,000. As of March 31, 1999, uninsured cash and cash equivalents approximated $4,400,000.

d)  Line of Credit

Included in accounts payable and other liabilities at March 31, 1999, is ap-proximately $636,000 borrowed by one subsidiary partnership, Rolling Green, against a $1,000,000 line of credit. Rolling Green is required to pay forty-eight monthly installments of $10,602 including interest at an annual rate of 10.25% due on April 15, 1999. Subsequently, the line of credit was paid off as part of a HUD mortgage refinancing.

e)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has upgraded its computer in-formation systems to be year 2000 compliant and beyond. The year 2000 compli-ance issue concerns the inability of a computerized system to accurately rec-ord dates after December 31, 1999. The affiliate of the General Partners con-verted its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to (i) have a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substan-tially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Fur-thermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

g)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Be-cause of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1998, 1997 and 1996 tax years, Housing Tax Credits of $16,707,661, $17,061,894 and $17,193,735, were generated.

A portion of the low-income housing tax credits are subject to recapture in future years if (i) the Partnership ceases to meet qualification require-ments, (ii) there is a decrease in the qualified basis of the projects, or
(iii) there is a reduction in the taxpayer's interest in the project at any time during the 15-year Compliance Period that began with the first tax year of the credit period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addi-tion to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner general partner interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited part-ners was not required to approve the Transfer.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain informa-tion concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II Inc., the general partner of the Related General Partner, is set forth below.

Related Credit Properties II, Inc.

Name	                     Position

Stephen M. Ross	          Director

J. Michael Fried	         President, Chief Executive Officer and Director

Alan P. Hirmes	           Vice President

Stuart J. Boesky	         Vice President

Glenn F. Hopps	           Treasurer

Teresa Wicelinski	        Secretary

STEPHEN M. ROSS, 59, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws de-gree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital 's syndication, finance, acquisition and inves-tor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant spe-cializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts de-gree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 36, prior to joining Related in December 1990, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Liberty GP II Inc.

Name	                        Position

J. Michael Fried	            President and Director

Alan P. Hirmes              	Vice President

Stuart J. Boesky            	Vice President

Marc D. Schnitzer           	Vice President

Denise L. Kiley             	Vice President

Glenn F. Hopps              	Treasurer

Teresa Wicelinski           	Secretary

MARC D. SCHNITZER, 38, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The Uni-versity of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an in-ternational investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 39, is responsible for overseeing the due diligence and as-set management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Sci-ence in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. Wicelinski is set forth above.

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

Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in con-sideration of certain services rendered to the Partnership by such parties. Such arrangements include, but are not limited to, the payment of an account-able operating expense reimbursement, an annual partnership management fee not to exceed 0.5% of invested assets and subordinated disposition fees. In addition, the General Partners are entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancing Proceeds. See also Note 8 to the Financial Statements in Item 8 for a presentation of the types and amounts of compensation paid to the Gen-eral Partners and their affiliates, which is incorporated by reference thereto.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The general partnership interest and BACs in the Partnership are owned in the manner indicated on the chart below.

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

<CAPTION
                  Name and Address of     Amount and Nature of      Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership      of Class
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
                        625 Madison Avenue      - directly owned
                        New York, NY 10022

<CAPTION
         Name and Address of     Amount and Nature of      Percentage
Title    Beneficial Ownership    Beneficial Ownership      of Class
BACs     Lehigh Tax Credit       2,239 (1)                 1.9%
         Partners, Inc.
         625 Madison Avenue
         New York, NY 10022

BACs     J. Michael Fried        2,239 (1)(2)              1.9%
         625 Madison Avenue
         New York, NY 10022

BACs     Alan P. Hirmes          2,239 (1)(2)              1.9%
         625 Madison Avenue
         New York, NY 10022

BACs     Stuart J. Boesky        2,239 (1)(2)              1.9%
         625 Madison Avenue
         New York, NY 10022

BACs     Marc D. Schnitzer       0                         0%
         625 Madison Avenue
         New York, NY 10022

BACs     Denise L. Kiley         0                         0%
         625 Madison Avenue
         New York, NY 10022

BACs     Glenn F. Hopps          0                         0%
         625 Madison Avenue
         New York, NY 10022

BACs     Teresa Wicelinski       0                         0%
         625 Madison Avenue
         New York, NY 10022

BACs     All directors and       2,239 (1)(2)              1.9%
         executive officers of
         the general partner
         of the Related General
         Partner as a group
         (seven persons)
         625 Madison Avenue
         New York, NY 10022
(1)  All such BACs represent BACs owned directly by Lehigh Tax Credit Part-
ners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh
II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member")
serves as managing member.  As of June 25, 1999, Lehigh I held 1,080.5 BACs and Lehigh II held 1,158.5 BACs.

(2) Each such party serves as a director and executive officer of the Manag-ing Member, and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transac-tions between the Partnership and the directors and executive officers of the Liberty General Partner and the general partner of the Related General Part-ner.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                 		Sequential
                                                           		      Page
(a) 1.	Financial Statements

	Independent Auditors' Report                                     	21

	Consolidated Balance Sheets at March 31, 1999 and 1998	           87

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997	                                           88

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997	            89

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                           90

	Notes to Consolidated Financial Statements	                       92

(a) 2.	Financial Statement Schedules

	Independent Auditors' Report 	                                    118

	Schedule I - Condensed Financial Information of Registrant	       119

	Schedule III - Real Estate and Accumulated Depreciation and
Mortgage Loans on Real Estate	                                     122

	All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements and notes thereto.

(a) 3.	Exhibits

(3B)	Form of Amended and Restated Agreement of Limited Partnership
of Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit
Plus II L.P.'s Registration Statement on Form S-11 Registration
No. 33-21429)	                                                     115

(21)	Subsidiaries of the Registrant	                               126

(27)	Financial date schedule (filed herewith)


(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter.


Item 14. Exhibits, Financial Statement Schedules, and Re-ports on Form 8-K. (continued)

                                                               Jurisdiction
(c) Subsidiaries of the Registrant (Exhibit 21)                of Organization

Polynesian Apartments Associates, Ltd. (a Limited Partnership) FL Seagrape Village Associates, Ltd. (a Limited Partnership) FL
Metropolitan Towers Associates, L.P.                           PR
Westminster Place II - Olive Site, L.P.                        MO
Property Development Associates, L.P. (Bridgeport)             MO
Whittier Plaza Associates Limited Partnership                  MO
United-Glen Arden I Limited Partnership                        MD
United-Glen Arden II Limited Partnership                       MD
Rolling Green Limited Partnership                              IL
Santa Juanita II Limited Partnership                           NY
Spring Creek Associates, L.P. (a Delaware Limited Partnership) DE East Two Thirty-Five Associates L.P.
(a Delaware Limited Partnership)
  (14th Street)                                                DE
Upper Fifth Avenue Residential Associates, L.P.                DE
West 107th Street Associates, L.P.
(a Delaware Limited Partnership)                               DE
General Atlantic Second Avenue Associates, L.P.
  (a Delaware Limited Partnership) (96th Street)               NY
Church Lane Associates                                         PA
Campeche Isle Apartments Limited Partnership                   TX
Robin Housing Associates (a Limited Partnership)               NY
Concourse Artists Housing Associates (a Limited Partnership) NY 2051 Grand Concourse Housing Associates
(a Limited Partnership)                                        NY
Willoughby-Wyckoff Housing Associates (a Limited Partnership)  NY
Goodfellow Place Limited Partnership                           MO
Penn Alto Associates Limited Partnership                       PA
Gramco Development Limited Dividend Partnership, L.P. (Bayamon)PR Alexis Park Apartments, a Louisiana Partnership in Commendam LA
Williamsburg Residential, L.P.                                 KS
Victory Apartments                                             IL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

	By:	RELATED CREDIT PROPERTIES II L.P.,
		a General Partner

	By:	Related Credit Properties II Inc.,
		its general partner

Date: June 28, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer
			and Director
			(Principal Executive Officer)

	and

	By:	LIBERTY G.P. II INC.,
		a General Partner

Date: June 28, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director

	and

	By:	LIBERTY ASSOCIATES II, L.P.,
		a General Partner

	By:	Related Credit Properties II, Inc.,
		its General Partner

Date: June 28, 1999
		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director

	By:	LIBERTY G.P. II INC.,
		its General Partner


		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:


Signature             	         Title                     	            Date

                             	President, Chief Executive Officer
                             	(Principal Executive Officer)
                             	and Director of Related Credit
                             	Properties Inc., (general partner
                             	of Related Credit Properties II L.P.
                             	and Liberty Associates II, L.P.,
                             	General Partners of Registrant)
                             	and Liberty GP II, Inc.
                             	(general partner of Liberty
/s/ J. Michael Fried	         Associates II, L.P.)
J. Michael Fried	             (a General Partner of Registrant)	June 28, 1999



                             	Vice President (Principal Financial
                             	Officer) of Related Credit Properties
                             	II Inc., (general partner
                             	of Related Credit Properties II L.P.
                             	and Liberty Associates II, L.P.,
                             	General Partners of Registrant)
                             	and Liberty GP II, Inc.
                              (general partner of Liberty
/s/ Alan P. Hirmes	           Associates II, L.P.)
Alan P. Hirmes	               (a General Partner of Registrant)	June 28, 1999



                              Treasurer (Principal Accounting
                             	Officer) of Related Credit Properties
                             	II Inc., (general partner
                             	of Related Credit Properties II L.P.
                             	and Liberty Associates II, L.P.,
                             	General Partners of Registrant)
                             	and Liberty GP II, Inc.
                             	(general partner of Liberty.
/s/ Glenn F. Hopps	           Associates II, L.P.)
Glenn F. Hopps	               (a General Partner of Registrant)	June 28, 1999



                            	Director of Related Credit Properties
                            	II Inc., (general partner
                            	of Related Credit Properties II L.P.
/s/ Stephen M. Ross	         and Liberty Associates II, L.P.,
Stephen M. Ross	             (General Partners of Registrant)	June 28, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partner-ship) included in this Form 10-K as presented in our opinion dated June 24, 1999 on pages 21 and 22, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III at March 31, 1999. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the finan-cial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of six limited partnerships with significant contingen-cies and uncertainties. The financial statements of five of these subsidiary partnerships were prepared assuming that each will continue as a going con-cern. The auditors' opinion on the financial statements for the 1998 Fiscal Year for one of these subsidiary partnerships was qualified due to uncer-tainties relating to balances in replacement reserves, mortgage balances and the related accrued interest. In addition, this subsidiary partnership was not audited in prior years and there are uncertainties as to whether any adjustments were necessary to be made to partners' equity at January 1, 1998. The six subsidiary partnerships' net losses aggregated $1,209,164(Fiscal 1998) $1,385,347 (Fiscal 1997) and $4,217,106 (Fiscal 1996) and their assets aggre-gated $21,033,273 and $22,138,567 at March 31, 1999 and 1998, respectively.
These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consoli-dated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP



New York, New York
June 24, 1999

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including con-solidated subsidiary partnerships)

CONDENSED BALANCE SHEETS


ASSETS
                                         March 31,
                                  1999                  1998
Cash and cash equivalents    $     282,009    $     261,592
Cash held in escrow                501,219    157,581
Investment and advances in
subsidiary partnerships         50,387,769    54,621,758
Other assets                       153,197        153,197

Total assets                   $51,324,194    $55,194,128

LIABILITIES AND PARTNERS' EQUITY

Due to general partner
and affiliates                $  6,643,203    $  4,152,220
Other liabilities                  103,347         111,242

Total liabilities                6,746,550    4,263,462

Partners' equity                44,577,644    50,930,666

Total liabilities and
partners' equity               $51,324,194    $55,194,128

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF OPERATIONS


                                      Year Ended March 31,
                         1999                  1998                  1997
Revenues
Other                  $      16,869    $     14,021    $      30,188
Gain on sale of
investments in subsidiary
    partnerships                   0       154,577                   0

                             16,869       168,598          30,188

Expenses
Administrative and
management                  169,819    595,300    358,444
Administrative and
management-
related parties           1,652,680     1,631,010     1,588,872

Total Expenses            1,822,499     2,226,310     1,947,316

Loss from operations     (1,805,630)    (2,057,712)    (1,917,128)

Equity in loss of subsidiary
partnerships (*)         (4,547,392)    (5,066,504)    (7,235,061)

Net loss                $(6,353,022)    $(7,124,216)    $(9,152,189)

(*) Includes suspended prior year losses in excess of investment in accor-dance with the equity method of accounting amounting to $(207,946), $(176,296) and $0 for 1999, 1998, and 1997, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     Year Ended March 31,
                          1999                  1998                  1997
Cash flows from operating activities:

Net loss                 $(6,353,022)    $(7,124,216)    $(9,152,189)

Adjustments to reconcile
net loss to net cash
    used in operating activities:

Equity in loss of
subsidiary partnerships    4,547,392    5,066,504    7,235,061

Gain on sale of
investments in subsidiary
    partnerships                   0    (154,577)    0

Increase (decrease)
in liabilities

Due to general partners
and affiliates             2,490,983    1,731,718    1,523,577
Other liabilities             (7,895)         (25,271)           (3,377)

Total adjustment           7,030,480     6,618,374     8,755,261

Net cash provided by (used in)
operating activities         677,458      (505,842)      (396,928)

Cash flows from
investing activities:

Distributions from
subsidiaries                 334,217    272,052    621,476
(Increase) decrease in
cash held in escrow         (343,638)    (157,581)    294,250
Advances and investments in
    subsidiary
partnerships                (647,620)    (1,706,173)      (400,835)
Proceeds from sale of
investments in subsidiary
    partnerships                   0     1,400,000                  0

Net cash (used in)
provided by investing
    activities              (657,041)      (191,702)       514,891

Net increase (decrease)
in cash and
    cash equivalents          20,417    (697,544)    117,963

Cash and cash equivalents,
beginning of year            261,592       959,136       841,173

Cash and cash equivalents,
end of year              $   282,009    $   261,592    $    959,136

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999
                                                              Cost Capitalized
                                                              Subsequent to
                                Initial Cost to Partnership   Acquisition:
                                               Buildings and  Improvements
Description    Encumbrances        Land        Improvements   (Disposals)
Apartment Complexes


Polynesian Apartments
Associates, Ltd.
    Homestead, FL    $2,609,419    $386,180    $4,195,068    $ (10,325)
Seagrape Village
Associates, LTD.
    Homestead, FL     4,596,078    1,270,000    6,123,373    709,189
Metropolitan Towers
Associates, Ltd.
    Rio Piedras, PR   4,887,754    322,000    2,434,303    5,650,400
Westminster Place II-
Olive Site, L.P.
    St. Louis, MO     4,469,707    928,979    5,382,740    166,670
Property
Development
Associates, L.P.
    Kansas City, MO   5,600,000    624,858    7,228,721    5,197,946
Whittier Plaza
Associates, L.P.
    St. Louis, MO     1,714,720    26,920    2,015,030    (391,316)
United-Glen
Arden I L.P.
    Glen Arden, MO   12,358,853    1,770,000    6,577,720    12,718,482
United-Glen
Arden II L.P.
    Glen Arden, MO    9,430,982    1,190,000    4,837,436    9,039,089
Rolling Green L.P.
    Chicago, IL       1,670,785    466,683    4,533,670    3,471,458
Santa Juanita II L.P.
    Bayamon, PR       1,718,238    115,000    2,085,485    1,770,324
Spring Creek
Associates, L.P.
    Brooklyn, NY              0    3,343,549    16,216,700    18,736,442
East Two Thirty-Five
Associates L.P.
    (14th Street)
    New York, NY              0    950,000    2,542,604    (527,787)
Concourse Artists
Housing
Associates, L.P.
    Bronx, NY         1,564,285    5,750    2,246,560    52,924
2051 Grand
Concourse
Housing
Associates
    Bronx, NY         3,963,581    31,500    5,221,117    52,924
Robin Housing
Associates
    Bronx, NY         5,384,484    26,750    8,186,055    52,925
Willoughby-Wyckoff
Housing
Associates
    Bronx, NY         4,206,264    17,000    6,126,088    52,925
Upper Fifth
Avenue
Residential
Associates, L.P.
    Bronx, NY        19,245,100    159,861    21,096,862    1,157,027
West 107th Street
Associates, L.P.
    Bronx, NY                 0    305,813    3,850,928    132,299
General Atlantic
Second Avenue
Associates, L.P.
    (96th Street)
    Bronx, NY                 0    246,495    2,689,395    167,710
Church Lane
Associates
    Germantown, PA    1,853,363    20,000    4,009,983    (12,205)
Campeche Isle
Apartments L.P.
    Galveston, TX     4,000,000    450,000    6,792,005    469,822
Goodfellow
Place L.P.
    St. Louis, MO     3,934,968    160,000    4,581,787    (3,532,767)
Penn Alto
Associates L.P.
    Altoona, PA       4,899,450    60,000    2,731,082    8,991,246
Gramco
Development
Limited Dividend
    Partnership, L.P.
(Bayamon)
    Bayamon, PR       4,590,034    1,322,887    7,609,024    (200,985)
Alexis Park
Apartments
    Bossier City, LA  5,027,364    640,000    7,297,925    457,005
Williamsburg
Residential
    Witchita, KS      1,998,926    136,974    831,584    1,878,957
Victory
Apartments
    Chicago, IL       6,309,324    161,500       4,929,133      5,050,484
                   $116,033,679   $15,138,699   $152,372,378   $71,300,863


                   Gross Amount at which Carried At Close of Period
                               Buildings and
Description        Land        Improvements        Total
Apartment Complexes


Polynesian Apartments
Associates, Ltd.
    Homestead, FL    $   388,192    $  4,182,731    $  4,570,923
Seagrape Village
Associates, LTD.
    Homestead, FL      1,275,292    6,827,270    8,102,562
Metropolitan Towers
Associates, Ltd.
    Rio Piedras, PR      327,292    8,079,411    8,406,703
Westminster Place II-
Olive Site, L.P.
    St. Louis, MO        916,669    5,561,720    6,478,389
Property
Development
Associates, L.P.
    Kansas City, MO      606,704    12,444,821    13,051,525
Whittier Plaza
Associates, L.P.
    St. Louis, MO         32,261    1,618,373    1,650,634
United-Glen
Arden I L.P.
    Glen Arden, MO     1,775,293    19,290,909    21,066,202
United-Glen
Arden II L.P.
    Glen Arden, MO     1,195,293    13,871,232    15,066,525
Rolling Green L.P.
    Chicago, IL          471,975    7,999,836    8,471,811
Santa Juanita II L.P.
    Bayamon, PR          120,293    3,850,516    3,970,809
Spring Creek
Associates, L.P.
    Brooklyn, NY       2,595,782    35,700,909    38,296,691
East Two Thirty-Five
Associates L.P.
    (14th Street)
    New York, NY         462,662    2,502,155    2,964,817
Concourse Artists
Housing
Associates, L.P.
    Bronx, NY             11,042    2,294,192    2,305,234
2051 Grand
Concourse
Housing
Associates
    Bronx, NY             36,792    5,268,749    5,305,541
Robin Housing
Associates
    Bronx, NY             32,042    8,233,688    8,265,730
Willoughby-Wyckoff
Housing
Associates
    Bronx, NY             22,292    6,173,721    6,196,013
Upper Fifth
Avenue
Residential
Associates, L.P.
    Bronx, NY            166,763    22,246,987    22,413,750
West 107th Street
Associates, L.P.
    Bronx, NY            312,715    3,976,325    4,289,040
General Atlantic
Second Avenue
Associates, L.P.
    (96th Street)
    Bronx, NY            253,397    2,850,203    3,103,600
Church Lane
Associates
    Germantown, PA        26,902    3,990,876    4,017,778
Campeche Isle
Apartments L.P.
    Galveston, TX        456,902    7,859,334    8,316,236
Goodfellow
Place L.P.
    St. Louis, MO         41,102    1,167,918    1,209,020
Penn Alto
Associates L.P.
    Altoona, PA           97,907    11,684,421    11,782,328
Gramco
Development
Limited Dividend
    Partnership, L.P.
(Bayamon)
    Bayamon, PR        1,329,788    7,401,138    8,730,926
Alexis Park
Apartments
    Bossier City, LA     646,902    7,748,028    8,394,930
Williamsburg
Residential
    Witchita, KS         673,429    2,174,086    2,847,515
Victory
Apartments
    Chicago, IL          168,402       9,972,715      10,141,117
                     $14,444,085    $224,972,264    $239,416,349


                                                          Life on which
                                                          Depreciation in
                                Year of                   Latest Income
               Accumulated      Construction/   Date      Statements is
Description    Depreciation     Renovation    Acquired    Computed (a)(b)
Apartment Complexes


Polynesian Apartments
Associates, Ltd.
    Homestead, FL    $     915,909    1988    July 1988    27.5 years
Seagrape Village
Associates, LTD.
    Homestead, FL        1,590,569    1988    July 1988    27.5 years
Metropolitan Towers
Associates, Ltd.
    Rio Piedras, PR      1,779,908    1987    Dec. 1988    40 years
Westminster Place II-
Olive Site, L.P.
    St. Louis, MO        1,521,526    1988    Oct. 1988    20-40 years
Property
Development
Associates, L.P.
    Kansas City, MO      3,506,305    1988    Dec. 1988    40 years
Whittier Plaza
Associates, L.P.
    St. Louis, MO          564,607    1987    Dec. 1988    20-40 years
United-Glen
Arden I L.P.
    Glen Arden, MO       7,694,206    1988    Dec. 1988    8-25 years
United-Glen
Arden II L.P.
    Glen Arden, MO       5,478,944    1988    Dec. 1988    15-25 years
Rolling Green L.P.
    Chicago, IL          2,396,838    1988    Dec. 1988    7-39 years
Santa Juanita II L.P.
    Bayamon, PR          1,251,343    1988    Dec. 1988    27.5 years
Spring Creek
Associates, L.P.
    Brooklyn, NY        11,876,541    1987    Dec. 1988    15-27.5 years
East Two Thirty-Five
Associates L.P.
    (14th Street)
    New York, NY           950,296    1988    Dec. 1988    27.5-31.5 years
Concourse Artists
Housing
Associates, L.P.
    Bronx, NY              859,442    1988    Nov. 1988    27.5 years
2051 Grand
Concourse
Housing
Associates
    Bronx, NY            1,960,092    1988    Nov. 1988    27.5 years
Robin Housing
Associates
    Bronx, NY            3,049,675    1988    Nov. 1988    27.5 years
Willoughby-Wyckoff
Housing
Associates
    Bronx, NY            2,292,158    1988    Nov. 1988    27.5 years
Upper Fifth
Avenue
Residential
Associates, L.P.
    Bronx, NY            5,497,575    1987    Jan. 1989    40 years
West 107th Street
Associates, L.P.
    Bronx, NY            1,486,037    1987    Jan. 1989    27.5-31.5 years
General Atlantic
Second Avenue
Associates, L.P.
    (96th Street)
    Bronx, NY            1,066,996    1988    Jan. 1989    27.5-31.5 years
Church Lane
Associates
    Germantown, PA       1,509,267    1988    Feb. 1989    15 - 27.5 years
Campeche Isle
Apartments L.P.
    Galveston, TX        2,618,846    1988    May 1989    27.5 years
Goodfellow
Place L.P.
    St. Louis, MO          129,123    1988    May 1989    10 - 40 years
Penn Alto
Associates L.P.
    Altoona, PA          3,381,118    1989    June 1989    27.5 - 40 years
Gramco
Development
Limited Dividend
    Partnership, L.P.
(Bayamon)
    Bayamon, PR          3,056,077    1989    July 1989    25 years
Alexis Park
Apartments
    Bossier City, LA     2,763,066    1986    July 1989    27.5 years
Williamsburg
Residential
    Witchita, KS           749,781    1989    Aug. 1989    40 years
Victory
Apartments
    Chicago, IL          2,264,566    1988    Sept. 1989    40 years
                       $72,210,811


(a)    Since all properties were acquired as operating properties, depre-
ciation is computed using primarily the straight line method over the estimated useful lives determined by the partnership date of acquisi-
tion.
(b)    Furniture and fixtures, included in building improvements, are de-
preciated primarily by the straight line method over the estimated use-
ful lives ranging from 5 to 15 years.
                                Cost of Property and Equipment
                                       Year Ended March 31,
                            1999                1998                1997
Balance at beginning of period    $237,581,800    $236,910,301   $241,223,589
Additions during period:
Improvements                         1,866,699         792,036      1,463,525
Depreciation expense
Deductions during period:
Loss on impairment                           0               0     (5,694,314)
Dispositions                           (32,150)       (120,537)       (82,499)
Balance at close of period        $239,416,349    $237,581,800   $236,910,301


                                         Accumulated Depreciation
                                            Year Ended March 31,
                                1999                1998                1997
Balance at beginning of period     $64,545,022    $56,299,580    $48,743,758
Additions during period:
Improvements
Depreciation expense                 7,694,504      8,358,728      8,584,497
Deductions during period:
Loss on impairment                           0              0       (967,237)
Dispositions                           (28,715)      (113,286)       (61,438)
Balance at close of period         $72,210,811    $64,545,022    $56,299,580


At the time the local partnerships were acquired by Liberty Tax Credit
Plus II Limited Partnership, the entire purchase price paid by Liberty Tax
Credit Plus II Limited Partnership was pushed down to the local partner-ships as property and equipment with an offsetting credit to capital.
Since the projects were in the construction phase at the time of acquisi-tion, the capital accounts were insignificant at the time of purchase.
Therefore, there are no material differences between the original cost ba-sis for tax and GAAP.