Form 10-Q
period 1999-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 1999-08-11
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                        June 30,               March 31,
                                         1999                    1999

ASSETS
Property and equipment, net of
  accumulated depreciation
  of $74,103,705 and $72,210,811,
  respectively                        $165,492,221           $167,205,538
Cash and cash equivalents                2,516,320              3,334,363
Cash held in escrow                      8,328,911              6,902,143
Deferred costs, net of accumulated
  amortization of $3,531,944
  and $3,485,317, respectively           3,896,938              3,751,361
Other assets                             4,340,668              4,333,107

Total assets                          $184,575,058           $185,526,512

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable                $119,866,825           $116,033,679
Accounts payable and other
  liabilities                            8,080,917              9,521,924
Due to local general partners and
  affiliates                             9,842,332             10,045,549
Due to general partners and affiliates   7,734,352              7,383,024
Due to selling partners                  2,131,326              3,579,455
Total liabilities                      147,655,752            146,563,631

Minority interest                        3,774,347              4,017,226

Commitments and contingencies (Note 4)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)               33,844,193             35,626,882
General partners                          (699,234)              (681,227)
Total partners' capital (deficit)       33,144,959             34,945,655
Total liabilities and partners'
  capital (deficit)                   $184,575,058           $185,526,512

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                               Three Months Ended
                                                     June 30,
                                           1999                   1998

Revenues
Rentals, net                           $ 6,417,193            $ 6,356,013
Other                                      174,492                123,442

Total revenue                            6,591,685              6,479,455

Expenses
General and administrative               1,584,211              1,600,705
General and administrative-
  related parties (Note 2)                 635,696                652,200
Repairs and maintenance                    937,312              1,130,801
Operating                                  852,203                905,625
Taxes                                      279,789                287,259
Insurance                                  294,654                283,812
Interest                                 1,984,273              1,955,007
Depreciation and amortization            1,939,521              1,989,432
Total expenses                           8,507,759              8,804,841

Loss before minority interest           (1,916,074)            (2,325,386)

Minority interest in loss of
  subsidiaries                             115,378                143,727
Net loss                               $(1,800,696)           $(2,181,659)
Net loss-limited partners              $(1,782,689)           $(2,159,842)

Number of BACs outstanding               115,917.5              115,917.5

Net loss per BAC                       $    (15.38)          $     (18.63)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)


                                               Limited             General
                            Total              Partners            Partners

Partners' capital
  (deficit) -
  April 1, 1999          $34,945,655          $35,626,882          $(681,227)
Net loss                  (1,800,696)          (1,782,689)           (18,007)
Partners' capital
  (deficit) -
  June 30, 1999          $33,144,959          $33,844,193          $(699,234)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                           1999                  1998

Cash flows from operating activities:

Net loss                               $(1,800,696)           $(2,181,659)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization            1,939,521              1,989,432
Minority interest in loss of
  subsidiaries                            (115,378)              (143,727)
(Increase) decrease in other assets         (7,561)                83,079
Increase in cash held
  in escrow                             (1,197,224)              (311,997)
Decrease in accounts payable and
  other liabilities                     (1,441,007)              (683,871)
Increase in due to general partners
  and affiliates                           351,328                471,974
Increase in due to local general
  partners and affiliates                  365,497                732,462
Decrease in due to local general
  partners and affiliates                 (568,714)               (43,823)
Total adjustments                         (673,538)             2,093,529
Net cash used in operating
  activities                            (2,474,234)               (88,130)

Cash flows from investing activities:

Acquisitions of property and
  equipment                               (179,577)               (83,947)
Increase in cash held in escrow           (229,544)               (70,885)
Net cash used in investing
  activities                              (409,121)              (154,832)

Cash flows from financing activities:

Increase in deferred costs                (192,204)                     0
Repayments of mortgage notes            (2,031,854)              (378,658)
Proceeds of mortgage notes               5,865,000                      0
(Decrease) increase in due to selling
  partners                              (1,448,129)                 1,875
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                (127,501)              (111,500)

Net cash provided by (used in)
  financing activities                   2,065,312               (488,283)

Net decrease in cash and
  cash equivalents                        (818,043)              (731,245)

Cash and cash equivalents at
  beginning of period                  $ 3,334,363            $ 4,177,583

Cash and cash equivalents at
  end of period                        $ 2,516,320            $ 3,446,338

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidi-ary partnerships ("subsidiaries", "subsidiary partnerships" or "Lo-cal Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Prop-erties III L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Dela-ware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the gen-eral partner of the subsidiary partnerships (each a "Local General Partner), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter ends March 31 in order to allow adequate time for the subsidiaries' financial state-ments to be prepared and consolidated. All subsidiary partner-ships have fiscal quarters ending June 30. Accounts of the sub-sidiary partnerships have been adjusted for intercompany transac-tions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-ary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $140,000 and $132,000 for the three months ended June 30, 1999 and 1998, re-spectively. The Partnership's investment in each subsidiary part-nership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partner-ship (the "General Partners"), the accompanying unaudited finan-cial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June 30, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed.
These consolidated financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1999.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:

                                                Three Months Ended
                                                      June 30,
                                           1999                   1998
Partnership management fees (a)         $  374,000            $   374,000
Expense reimbursement (b)                   25,330                 44,976
Property management fees incurred
  to affiliates of the General Partners (c) 89,268                 87,586
Local administrative fee (d)                12,000                 13,000
Total general and administrative-
  General Partners                         500,598                519,562
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)       135,098                132,638
Total general and administrative-
  related parties                      $   635,696            $   652,200

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $5,744,000 and $5,370,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $395,949 and $405,770 for the three months ended
June 30, 1999 and 1998, respectively. Of these fees $224,366 and $220,224 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $89,268 and $87,586 for the three months ended June
30, 1999 and 1998, respectively, which were also incurred to affili-ates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the sub-sidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

Rolling Green L.P. ("Rolling Green")
On February 1, 1999, Rolling Green refinanced its existing indebt-edness by borrowing $5,865,000 from the United States Depart-ment of Housing and Urban Development ("HUD"). The loan bears interest at the rate of 6.85% per annum, and matures on March 1, 2034. Rolling Green's prior mortgage indebtedness in the principal amount of approximately $1,671,000 and a purchase money note of $1,450,000 along with $1,695,000 in accrued interest were repaid. Additional funds in the amount of $1,049,000 were added to the mortgage escrow.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Part-nership has invested. These sources of funds are available to meet obligations of the Partnership. During the three months ended
June 30, 1999, distributions received from operations of the Local Partnerships were $6,300.

As of June 30, 1999 the Partnership has invested all of the net pro-ceeds in twenty-seven Local Partnerships. Approximately
$368,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the three months ended June 30, 1999, cash and cash equivalents decreased approximately $818,000. This decrease was due to cash used in operating activities ($2,474,000), acquisitions of property and equipment ($180,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($128,000), a decrease in due to selling partners ($1,448,000), an increase in cash held in escrow relating to investing activities ($230,000) and an increase in deferred costs ($192,000), which exceeded net proceeds of mortgage notes ($3,833,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,940,000).

Partnership management fees owed to the General Partners amounting to approximately $5,744,000 and $5,370,000 were ac-crued and unpaid as of June 30, 1999 and March 31, 1999, respec-tively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obli-gations. The General Partners have continued allowing the ac-crual without payment of these amounts but are under no obliga-tion to continue to do so.

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

Results of Operations

Results of operations for the three months ended June 30, 1999 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 1% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to rental rate increases.

Other income increased approximately $51,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to legal settlements received by two
Local Partnerships.

Total expenses, excluding repairs and maintenance remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

Repairs and maintenance decreased approximately $193,000 for the three months ended June 30, 1999 as compared to the corre-sponding period in 1998 primarily due to repairs required by a loan agreement at one Local Partnership in 1998, and the exterior painting of the building at a second Local Partnership in 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspon-dence. The Partnership relies heavily on third parties and is vul-nerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceeding - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27	Financial Data Schedule (filed herewith)

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

Date:  August 11, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 11, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)
	and

	By:	LIBERTY GP II INC.,
		a General Partner

Date:  August 11, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 11, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	BY:	LIBERTY ASSOCIATES II, L.P.
		a General Partner

	BY:	Related Credit Properties II, Inc.,
		its General Partner

Date:  August 11, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 11, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	By:	Liberty GP II Inc.,
		its General Partner

Date:  August 11, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 11, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)