Form 10-Q
period 1999-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 1999-11-01
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                           September 30,       March 31,
                                               1999              1999

ASSETS
Property and equipment, net of
  accumulated depreciation
  of $76,060,673 and $72,210,811,
  respectively                             $163,709,759      $167,205,538
Cash and cash equivalents                     3,100,116         3,334,363
Cash held in escrow                           8,605,964         6,902,143
Deferred costs, net of accumulated
  amortization of $3,602,985
  and $3,485,317, respectively                3,827,529         3,751,361
Other assets                                  3,832,691         4,333,107

Total assets                               $183,076,059      $185,526,512

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable                     $119,565,326      $116,033,679
Accounts payable and other
  liabilities                                 8,272,916         9,521,924
Due to local general partners and
  affiliates                                  9,831,407        10,045,549
Due to general partners and affiliates        8,360,054         7,383,024
Due to selling partners                       2,133,201         3,579,455
Total liabilities                           148,162,904       146,563,631

Minority interest                             3,693,334         4,017,226

Commitments and contingencies (Note 5)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)                    31,938,306        35,626,882
General partners                               (718,485)         (681,227)
Total partners' capital (deficit)            31,219,821        34,945,655
Total liabilities and partners'
  capital (deficit)                        $183,076,059      $185,526,512

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                       Three Months Ended           Six Months Ended
                          September 30,               September 30,
                       1999           1998          1999          1998
Revenues
Rentals, net      $  6,451,367   $  6,512,131   $12,868,560   $12,868,144
Other                  143,304        131,782       317,796       255,224

Total revenue        6,594,671      6,643,913    13,186,356    13,123,368

Expenses
General and
  administrative      1,536,395      1,701,454      3,120,606      3,302,159
General and
  administrative-
  related parties
  (Note 2)              656,715        657,669      1,292,411      1,309,869
Repairs and
  maintenance         1,130,756      1,196,306      2,068,068      2,327,107
Operating               699,619        690,073      1,551,922      1,595,698
Taxes                   261,219        262,774        541,008        550,033
Insurance               259,480        278,893        554,134        562,705
Interest              2,003,930      1,928,749      3,988,203      3,883,756
Depreciation and
  amortization        2,028,009      1,997,120      3,967,530      3,986,552
Total expenses        8,576,123      8,713,038     17,083,882     17,517,879

Loss before
  minority interest  (1,981,452)    (2,069,125)    (3,897,526)    (4,394,511)

Minority interest
  in loss of
  subsidiaries           56,314        109,609        171,692        253,336
Net loss           $ (1,925,138)  $ (1,959,516)  $ (3,725,834)  $ (4,141,175)
Net loss-limited
  partners         $ (1,905,887)  $ (1,939,921)  $ (3,688,576)  $ (4,099,763)

Number of BACs
  outstanding         115,917.5      115,917.5      115,917.5      115,917.5

Net loss per BAC   $     (16.44)  $     (16.74)  $     (31.82)  $     (35.37)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                                Limited         General
                                 Total          Partners        Partners
Partners' capital
  (deficit) -
  April 1, 1999               $34,945,655      $35,626,882      $(681,227)
Net loss                       (3,725,834)      (3,688,576)       (37,258)
Partners' capital
  (deficit) -
  September 30, 1999          $31,219,821      $31,938,306      $(718,485)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
                                                 Six Months Ended
                                                   September 30,
                                                1999              1998
Cash flows from operating activities:

Net loss                                    $(3,725,834)      $(4,141,175)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                 3,967,530         3,986,552
Minority interest in loss of
  subsidiaries                                 (171,692)         (253,336)
Decrease in other assets                        500,416            85,148
Increase in cash held
  in escrow                                  (1,469,879)         (579,683)
Decrease in accounts payable and
  other liabilities                          (1,249,008)         (491,617)
Increase in due to general partners
  and affiliates                                977,030           957,137
Increase in due to local general
  partners and affiliates                       383,991           837,078
Decrease in due to local general
  partners and affiliates                      (598,133)         (237,822)
Total adjustments                             2,340,255         4,303,457

Net cash (used in) provided by
  operating activities                       (1,385,579)          162,282

Cash flows from investing activities:

Acquisitions of property and
  equipment                                    (354,083)         (224,265)
Increase in cash held in escrow                (233,942)         (121,929)
Net cash used in investing activities          (588,025)         (346,194)

Cash flows from financing activities:

Increase in deferred costs                     (193,836)           (1,642)
Repayments of mortgage notes                 (2,333,353)         (723,742)
Proceeds of mortgage notes                    5,865,000                 0
(Decrease) increase in due to selling
  partners                                   (1,446,254)            3,750
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                     (152,200)         (111,501)

Net cash provided by (used in)
  financing activities                        1,739,357          (833,135)

Net decrease in cash and
  cash equivalents                             (234,247)       (1,017,047)

Cash and cash equivalents at
  beginning of period                         3,334,363         4,177,583

Cash and cash equivalents at
  end of period                            $  3,100,116      $  3,160,536

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidi-ary partnerships ("subsidiaries", "subsidiary partnerships" or "Lo-cal Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Prop-erties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Dela-ware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the gen-eral partner of the subsidiary partnerships (each, a "Local General Partner), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends Septem-ber 30 in order to allow adequate time for the subsidiaries' finan-cial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-ary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $134,000 and $127,000 and $274,000 and $259,000 for the three and six months ended September 30, 1999 and 1998, respectively. The Partner-ship's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of Sep-tember 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended September 30, 1999 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                         Three Months Ended          Six Months Ended
                            September 30,              September 30,
                         1999          1998          1999         1998
Partnership manage-
  ment fees (a)      $   374,000   $   374,000   $   748,000   $  748,000
Expense reimburse-
  ment (b)                35,100        47,883        60,430       92,859
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)    89,268        87,585       178,536      175,171
Local administrative
  fee (d)                 12,000        13,000        24,000       26,000
Total general and
  administrative-
  General Partners       510,368       522,468     1,010,966    1,042,030
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)           146,347       135,201       281,445      267,839
Total general
  and administrative-
  related parties    $   656,715   $   657,669    $1,292,411   $1,309,869

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $6,118,000 and $5,370,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partners' continued ac-crual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allow-ing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $421,686 and $413,351 and $817,635 and $819,121 for
the three and six months ended September 30, 1999 and 1998, respectively. Of these fees $235,615 and $222,786 and $459,981 and $443,010 were incurred to affiliates of the Local General Part-ners. Included in amounts incurred to affiliates of the Local Gen-eral Partners are $89,268 and $87,585 and $178,536 and $175,171
for the three and six months ended September 30, 1999 and 1998, respectively, which were also incurred to affiliates of the Partner-ship.

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

Note 4 - Subsequent Event

Campeche Isle Apartments L.P. ("Campeche")
On October 6, 1999, Campeche refinanced its existing indebted-ness by borrowing $4,125,000 from Lehman Brothers Bank, FSB. The loan bears interest at the rate of 8.02% per annum, and ma-tures on November 1, 2006. Campeche's prior mortgage indebt-edness in the principal amount of approximately $4,000,000 to-gether with $25,000 in accrued interest was repaid. Additional funds in the amount of $100,000 were added to the mortgage es-crow.

Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Part-nership has invested. These sources of funds are available to meet obligations of the Partnership. During the six months ended Sep-tember 30, 1999, distributions received from operations of the Local Partnerships were approximately $6,300.

As of September 30, 1999 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately
$350,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the six months ended September 30, 1999, cash and cash equivalents decreased approximately $234,000. This decrease was due to cash used in operating activities ($1,386,000), acquisitions of property and equipment ($354,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($152,000), a decrease in due to selling partners ($1,446,000), an increase in cash held in escrow relating to investing activities ($234,000) and an increase in deferred costs ($194,000) which ex-ceeded net proceeds of mortgage notes ($3,532,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($3,968,000).

Partnership management fees owed to the General Partners amounting to approximately $6,118,000 and $5,370,000 were ac-crued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so.

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

Results of Operations

Results of operations for the three and six months ended Septem-ber 30, 1999 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income decreased approximately 1% and increased less than 1% for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998.

Other income increased approximately $12,000 and $63,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to legal settle-ments received by two Local Partnerships.

Total expenses, excluding repairs and maintenance remained fairly consistent with a decrease of approximately 1% for both the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998.

Repairs and maintenance decreased approximately $259,000 for the six months ended September 30, 1999 as compared to the cor-responding period in 1998 primarily due to repairs required by a loan agreement at one Local Partnership in 1998, and the exterior painting of the building at a second Local Partnership in 1998.

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

Date:  November 1, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  November 1, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)
	and

	By:	LIBERTY GP II INC.,
		a General Partner

Date:  November 1, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  November 1, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	BY:	LIBERTY ASSOCIATES II, L.P.
		a General Partner

	BY:	Related Credit Properties II, Inc.,
		its General Partner

Date:  November 1, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  November 1, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	By:	Liberty GP II Inc.,
		its General Partner

Date:  November 1, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  November 1, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)