Form 10-Q
period 1999-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2000-02-07
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                            December 31,       March 31,
                                               1999              1999
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $77,960,082 and $72,210,811,
  respectively                              $161,867,661     $167,205,538
Cash and cash equivalents                      3,028,703        3,334,363
Cash held in escrow                            8,080,535        6,902,143
Deferred costs, net of accumulated
  amortization of $3,613,829
  and $3,485,317, respectively                 3,816,685        3,751,361
Other assets                                   4,081,051        4,333,107

Total assets                                $180,874,635     $185,526,512

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable                      $119,290,415     $116,033,679
Accounts payable and other
  liabilities                                  8,299,950        9,521,924
Due to local general partners and
  affiliates                                   9,769,248       10,045,549
Due to general partners and affiliates         8,890,928        7,383,024
Due to selling partners                        2,135,076        3,579,455
Total liabilities                            148,385,617      146,563,631

Minority interest                              3,629,185        4,017,226

Commitments and contingencies (Note 5)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)                     29,601,918       35,626,882
General partners                                (742,085)        (681,227)
Total partners' capital (deficit)             28,859,833       34,945,655
Total liabilities and partners'
  capital (deficit)                         $180,874,635     $185,526,512

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                   Three Months Ended               Nine Months Ended
                       December 31,                    December 31,
                   1999*           1998*            1999          1998*
Revenues
Rentals, net     $ 6,510,404    $ 6,347,337    $19,378,964    $19,215,481
Other                165,601        189,233        483,397        444,457

Total revenue      6,676,005      6,536,570     19,862,361     19,659,938

Expenses
General and
  administrative   1,845,551      1,690,934      4,966,157      4,993,093
General and
  administrative-
  related parties
  (Note 2)           688,078        630,615      1,980,489      1,940,484
Repairs and
  maintenance      1,613,001      1,064,011      3,840,169      3,576,898
Operating            544,691        510,543      1,937,513      1,920,461
Taxes                268,119        269,320        809,127        819,353
Insurance            275,713        303,504        829,847        866,209
Interest           1,923,637      2,120,570      5,911,840      6,004,326
Depreciation and
  amortization     1,910,253      1,921,489      5,877,783      5,908,041
Total expenses     9,069,043      8,510,986     26,152,925     26,028,865

Loss before
  minority
  interest        (2,393,038)    (1,974,416)    (6,290,564)    (6,368,927)

Minority interest
  in loss of
  subsidiaries        33,050         73,966        204,742        327,302
Net loss         $(2,359,988)   $(1,900,450)   $(6,085,822)   $(6,041,625)
Net loss-limited
  partners       $(2,336,388)   $(1,881,446)   $(6,024,964)   $(5,981,209)

Number of BACs
  outstanding      115,917.5      115,917.5      115,917.5      115,917.5

Net loss per BAC $    (20.16)   $    (16.23)   $    (51.98)   $    (51.60)

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                              Limited           General
                              Total           Partners          Partners
Partners' capital
  (deficit) -
  April 1, 1999            $34,945,655       $35,626,882        $(681,227)
Net loss                    (6,085,822)       (6,024,964)         (60,858)
Partners' capital
  (deficit) -
  December 31, 1999        $28,859,833       $29,601,918        $(742,085)

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
                                                 Nine Months Ended
                                                    December 31,
                                                 1999           1998
Cash flows from operating activities:

Net loss                                     $(6,085,822)     $(6,041,625)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Depreciation and amortization                  5,877,783        5,908,041
Minority interest in loss of
  subsidiaries                                  (204,742)        (327,302)
Decrease (increase) in other assets              252,056         (179,665)
Increase in cash held
  in escrow                                     (838,356)        (994,189)
Decrease in accounts payable and
  other liabilities                           (1,221,974)        (204,028)
Increase in due to general partners
  and affiliates                               1,507,904        1,579,634
Increase in due to local general
  partners and affiliates                        432,669          837,106
Decrease in due to local general
  partners and affiliates                       (708,970)        (236,191)
Total adjustments                              5,096,370        6,383,406

Net cash (used in) provided by
  operating activities                          (989,452)         341,781

Cash flows from investing activities:

Acquisitions of property and equipment          (411,394)        (333,147)
(Increase) decrease in cash held
  in escrow                                     (340,036)         178,977
Net cash used in investing activities           (751,430)        (154,170)

Cash flows from financing activities:

Increase in deferred costs                      (193,836)          (1,642)
Repayments of mortgage notes                  (2,608,264)      (1,101,424)
Proceeds of mortgage notes                     5,865,000                0
(Decrease) increase in due to selling
  partners                                    (1,444,379)          21,958
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                      (183,299)        (299,783)

Net cash provided by (used in)
  financing activities                         1,435,222       (1,380,891)

Net decrease in cash and
  cash equivalents                              (305,660)      (1,193,280)

Cash and cash equivalents at
  beginning of period                          3,334,363        4,177,583

Cash and cash equivalents at
  end of period                              $ 3,028,703      $ 2,984,303

Supplemental disclosure of noncash
  investing activities:

Property and equipment reclassified
  from construction in progress              $         0      $   604,411

See Accompanying Notes to Consolidated Financial Statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $127,000 and $52,000 and $401,000 and $311,000 for the three and nine months ended December 31, 1999 and 1998, respectively. The Partner-ship's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of De-cember 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                         Three Months Ended         Nine Months Ended
                            December 31,               December 31,
                         1999          1998         1999          1998
Partnership manage-
  ment fees (a)       $  374,000    $  374,000   $1,122,000    $1,122,000
Expense reimburse-
  ment (b)                77,453        20,000      137,883       112,859
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)    89,268        87,586      267,804       262,757
Local administrative
  fee (d)                 12,000        13,000       36,000        39,000
Total general and
  administrative-
  General Partners       552,721       494,586    1,563,687     1,536,616
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)           135,357       136,029      416,802       403,868
Total general and
  administrative-
  related parties     $  688,078    $  630,615   $1,980,489    $1,940,484

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the fore-going limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $6,442,000 and $5,370,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partners' continued ac-crual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allow-ing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $398,008 and $336,607 and $1,215,643 and $1,155,728
for the three and nine months ended December 31, 1999 and 1998, respectively. Of these fees $224,625 and $223,615 and $684,606 and $666,625 were incurred to affiliates of the Local General Part-ners. Included in amounts incurred to affiliates of the Local Gen-eral Partners are $89,268 and $87,586 and $267,804 and $262,757
for the three and nine months ended December 31, 1999 and 1998, respectively, which were also incurred to affiliates of the Partner-ship.

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

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Part-nership has invested. These sources of funds are available to meet obligations of the Partnership. During the nine months ended December 31, 1999, distributions received from operations of the Local Partnerships were approximately $6,300.

As of December 31, 1999 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately
$332,000 of the purchase price remains to be paid (none of which is being held in escrow).

During the nine months ended December 31, 1999, cash and cash equivalents decreased approximately $306,000. This decrease was due to cash used in operating activities ($989,000), acquisitions of property and equipment ($411,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($183,000), a decrease in due to selling partners ($1,444,000), an increase in cash held in escrow relating to investing activities ($340,000) and an increase in deferred costs ($194,000) which ex-ceeded net proceeds of mortgage notes ($3,257,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($5,878,000).

Partnership management fees owed to the General Partners amounting to approximately $6,442,000 and $5,370,000 were ac-crued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so.

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

Results of Operations

Results of operations for the three and nine months ended Decem-ber 31, 1999 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 3% and 1% for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to rental rate in-creases.

Other income decreased approximately $24,000 for the three months ended December 31, 1999 as compared to the corre-sponding period in 1998 primarily due to legal settlements re-ceived by two Local Partnerships in the third quarter of 1998.

Total expenses, excluding repairs and maintenance remained fairly consistent with an increase of less than 1% and a decrease of approximately 1% for the three and nine months ended December
31, 1999 as compared to the corresponding periods in 1998.

Repairs and maintenance increased approximately $549,000 and $263,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to roof repairs at one Local Partnership as well as small increases at two other Local Partnerships.

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

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	By:	LIBERTY GP II INC.,
		a General Partner

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	BY:	LIBERTY ASSOCIATES II, L.P.
		a General Partner

	BY:	Related Credit Properties II, Inc.,
		its General Partner

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	and

	By:	Liberty GP II Inc.,
		its General Partner

Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)