Form 10-K405
period 2000-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2000-06-28
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3458180
---------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Madison Avenue, New York, New York                           10022
--------------------------------------                        ----------
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

Index to exhibits may be found on page 113

                                     PART I

Item 1.  Business.

GENERAL

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partner interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit ("Rehabilitation Projects"; and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2000, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. In June 1997, the Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership and sold 32.32% of its limited partnership interest in Property Development Associates, L.P. (See Results of Operations of Certain Local Partnerships).

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the Projects, or (iii) there is a reduction in the taxpayer's interest in the Project at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

The General Partners generally required in connection with certain investments in Local Partnerships that the general partner of the Local Partnership ("Local General Partners") undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2000, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the Operating Deficit Guarantee have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $12,240,583, $16,707,661 and $17,061,894 in Tax Credits during the
1999, 1998 and 1997 Fiscal Years, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2000, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

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

Except for the seven limited partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

Local General Partner                                 1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus II L.P.    98%

                        Local
                       General        Special          Liberty Tax            Other
                      Partner(s)  Limited Partner  Credit Plus II L.P.  Limited Partners*
                      ----------  ---------------  -------------------  -----------------
Concourse Artists         1%             1%              19%                 79%
Grand Concourse           1%             1%              19%                 79%
Robin Housing             1%             1%              19%                 79%
Willoughby-Wyckoff        1%             1%              19%                 79%
Penn Alto                 1%             1%              78.40%              19.60%
United Glen Arden I       1%             1%              73.52%              24.48%
Property Development
Associates                1%             1%              66.33%              31.67%

*Each is an ffiliate of Liberty Tax Credit Plus II L.P. with same management

                                        Local Partnership Schedule
                                        --------------------------

                                                                     % of Units Occupied  at  May 1,
Name and Location                                                ---------------------------------------
(Number of Units)                              Date Acquired     2000     1999     1998     1997    1996
-----------------                              -------------     ----     ----     ----     ----    ----
Polynesian Apartments Associates,
 Ltd. (a Limited Partnership)
 Homestead, FL (84)                            July 1988          96       99       96       100     94
Seagrape Village Associates, Ltd.
 (a Limited Partnership)
 Homestead, FL (112)                           July 1988          98       98       96       100     96
Metropolitan Towers Associates, L.P.
 Rio Piedras, PR (150)                         December 1988      98       99       99       95      99
Westminster Place II - Olive Site, L.P.
 St. Louis, MO (84)                            October 1988       93       95       93       90      88
Property Development Associates, L.P.
 Kansas City, MO (232)                         December 1988      94       97       95       98      98
Whittier Plaza Associates
 Limited Partnership
 St. Louis, MO (27)                            December 1988      89       96       78       81      81
United-Glen Arden I
 Limited Partnership
 Glen Arden, MD (354)                          December 1988      97       96       96       91      90
United-Glen Arden II
 Limited Partnership
 Glen Arden, MD (238)                          December 1988      98       98       98       95      98



                                        Local Partnership Schedule
                                        --------------------------
                                               (continued)
                                               -----------
                                                                     % of Units Occupied  at  May 1,
Name and Location                                                ---------------------------------------
(Number of Units)                              Date Acquired     2000     1999     1998     1997    1996
-----------------                              -------------     ----     ----     ----     ----    ----
Rolling Green Limited Partnership
 Chicago, IL (224)                             December 1988      90       75       97       96       87
Santa Juanita II Limited Partnership
 Bayamon, PR (46)                              December 1988      100      97       96       100      100
Spring Creek Associates, L.P.
 (a Delaware Limited Partnership)
 Brooklyn, NY (582)                            December 1988      98       98       99       97      97
East Two Thirty-Five Associates
 (a Delaware Limited Partnership)
 New York, NY (17)                             December 1988      100      100      100      100      94
Upper Fifth Avenue Residential
 Associates, L.P.
 New York, NY (151)                            January 1989       100      99       98       96      97
West 107th Street Associates, L.P.
 (a Delaware Limited Partnership)
 New York, NY (25)                             January 1989       100      100      96       100      100
General Atlantic Second Avenue
 Associates, L.P.
 (a Delaware Limited Partnership)
 New York, NY (18)                             January 1989       100      100      100      95       94
Church Lane Associates
 Germantown, PA (40)                           February 1989      95       100      98       98      95
Campeche Isle Apartments
 Limited Partnership
 Galveston, TX (208)                           May 1989           85       87       78       70       65
Robin Housing Associates
 (a Limited Partnership)
 Bronx, NY (100)                               November 1988      98       99       95       99       97
Concourse Artists Housing
 Associates (a Limited Partnership)
 Bronx, NY (23)                                November 1988      96       96       91       96       96
2051 Grand Concourse Housing
 Associates (a Limited Partnership)
 Bronx, NY (63)                                November 1988      95       97       94       97       97
Willoughby-Wyckoff Housing
 Associates (a Limited Partnership)
 Bronx, NY (68)                                November 1988      87       91       91       93       97
Goodfellow Place Limited Partnership
 St. Louis, MO (71)                            May 1989           92       99       96       99       91
Penn Alto Associates
 Limited Partnership
 Altoona, PA (150)                             June 1989          82       89       87       81       87
Gramco Development
 Limited Dividend
 Partnership, L.P.
 Bayamon, PR (300)                             July 1989          96       99       98       94       99



                                        Local Partnership Schedule
                                        --------------------------
                                               (continued)
                                               -----------
                                                                     % of Units Occupied  at  May 1,
Name and Location                                                ---------------------------------------
(Number of Units)                              Date Acquired     2000     1999     1998     1997    1996
-----------------                              -------------     ----     ----     ----     ----    ----
Alexis Park Apartments
 A Louisiana Partnership
 in Commendam
 Bossier City, LA (280)                        July 1989          90       93       95       92      93
Williamsburg Residential, L.P.
 Witchita, KS (76)                             August 1989        70       92       78       74       93
Victory Apartments
 Chicago, IL (107)                             September 1989     93       93       93       97       96

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

Management annually reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements, which are generally funded from cash flow, from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and subject to budget constraints recommends to the respective Local General Partners additional coverage if warranted.

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

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussions of Alexis, Metropolitan, and Robin Housing in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 1, 2000, the Partnership had 8,451 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancings or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                       Year Ended March 31,
                             ------------------------------------------------------------------------
OPERATIONS                       2000            1999          1998           1997*          1996*
----------                   ------------   ------------   ------------   ------------   ------------
Revenues                     $ 27,104,148   $ 26,705,795   $ 26,563,918   $ 25,919,807   $ 25,386,930

Operating expenses            (35,347,234)   (35,058,033)   (35,799,640)   (39,490,613)   (32,104,631)
                             ------------   ------------   ------------   ------------   ------------

Loss before minority           (8,243,086)    (8,352,238)    (9,235,722)   (13,570,806)    (6,717,701)
interest and
extraordinary items

Minority interest in              254,205        414,579        404,890        163,680        185,143
loss of subsidiaries         ------------   ------------   ------------   ------------   ------------

Net loss                     $ (7,988,881)  $ (7,937,659)  $ (8,830,832)  $(13,407,126)  $ (6,532,558)
                             ============   ============   ============   ============   ============

Per unit amounts:

Net loss per BAC             $     (68.23)  $     (67.79)  $     (75.42)  $    (114.50)  $     (55.79)
                             ============   ============   ============   ============   ============

*Reclassified for comparative purposes.


                                                       Year Ended March 31,
                             ------------------------------------------------------------------------
FINANCIAL POSITION               2000           1999           1998           1997           1996
------------------           ------------   ------------   ------------   ------------   ------------
Total assets                 $180,071,778   $185,526,512   $192,850,536   $200,269,263   $212,829,666
                             ============   ============   ============   ============   ============

Total liabilities            $149,572,808   $146,563,631   $145,266,475   $145,257,171   $143,880,937
                             ============   ============   ============   ============   ============

Minority interest            $  3,542,196   $  4,017,226   $  4,700,747   $  3,297,946   $  3,827,457
                             ============   ============   ============   ============   ============

Total partners' capital      $ 26,956,774   $ 34,945,655   $ 42,883,314   $ 51,714,146   $ 65,121,272
                             ============   ============   ============   ============   ============

During the years ended March 31, 1996 through 2000, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. For the year ended March 31, 1997, there was also a decrease in assets due to a loss on impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2000, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. Approximately $350,000 of the purchase price remains to be paid (none of which is held in escrow). During the year ended March 31, 2000, $18,000 was paid.

During the year ended March 31, 2000, the primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

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

During the years ended March 31, 2000, 1999 and 1998, respectively, cash distributions received from operations of the Local Partnerships were approximately $6,000, $334,000 and $272,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2000, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $871,000. This decrease was the result of an increase in acquisitions of property and equipment ($1,192,000), repayments of mortgage loans ($6,972,000), an increase in cash held in escrow ($1,040,000), a decrease in due to selling partners ($1,365,000), an increase in deferred costs($434,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($221,000) which exceeded cash flows provided by operating activities ($83,000), a net increase in due to local general partners and affiliates ($281,000), and proceeds from mortgage notes ($9,990,000). Included in the adjustments to reconcile the net loss to cash provided by operating is depreciation and amortization ($7,949,000).

Partnership management fees owed to the General Partners amounting to approximately $6,816,000 and $5,370,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2000, the Partnership has recorded approximately $4,727,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2000.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively).

The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $7,988,881, $7,937,659 and $8,830,832, respectively.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $12,240,583, $16,707,661 and $17,061,894 in Tax Credits during the
1999, 1998 and 1997 Fiscal Years, respectively.

1999 VS. 1998
Rental income increased less than 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to rental rate increases.

Other income increased approximately $335,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to insurance proceeds received at one Local Partnership, liabilities written off as other income at a second Local Partnership, funds received from the managing agent at a third Local Partnership, and increased interest income received on replacement reserves at a fourth Local Partnership in 1999.

Total expenses excluding repairs and maintenance remained fairly consistent with a decrease of less than 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Repairs and maintenance increased approximately $512,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to roof repairs at one Local Partnership and apartment refurbishing at a second Local Partnership in 1999.

1998 VS. 1997
Rental income increased approximately 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately $283,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to a settlement of an estimated liability of water and sewer expenses in 1996 which was written off and recognized as other income in 1997 at one Local Partnership partially offset by local grants received in the 1998 Fiscal Year at two other Local Partnerships.

Total expenses remained fairly consistent with a decrease of approximately 2% for the 1998 Fiscal Year as compared to 1997 Fiscal Year.

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

(a) Subsidiary Partnerships - Going Concerns and Uncertainties

WHITTIER PLAZA ASSOCIATES
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $49,000, $38,000 and $25,000 for the 1999, 1998 and 1997 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $22,636 and $42,262 in the 1999 and 1998 Fiscal Years, respectively, and $407,184 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $64,307. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2000 and 1999 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $49,000, $38,000 and $25,000 for the 1999, 1998 and 1997 Fiscal Years.

ALEXIS PARK APARTMENTS
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("LDEQ"). At June 1, 2000, all but one of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997, which found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The report recommended the installation of mechanical systems to reduce air pollutant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. During the year ended December 31, 1998, the EPA performed additional tests of the project site and found that all removal actions for lead contaminated soils have been fully performed in accordance with EPA standards. At June 1, 2000, management is unaware of any additional or potential remediation or clean-up costs that will be required and accordingly, is unable to estimate the possible cost to Alexis of any remediation or clean-up that may be required in the future.

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

Although the environmental issue is in many respects beyond its control, management intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disruptive action by the EPA and provide an opportunity for Alexis to continue as a going concern. Nonetheless, Alexis has sustained losses and its current liabilities exceed its current assets by approximately $223,000. Management of Alexis expects operating income to improve for 2000 from both increased occupancy and slightly reduced expenses and also believes cash flows for 2000 will be sufficient to meet liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2000 and 1999 was approximately $114,000 and $357,000, respectively, and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $243,000, $263,000 and $259,000, for the 1999, 1998 and 1997 Fiscal Years,
respectively.

GOODFELLOW PLACE LIMITED PARTNERSHIP
The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared assuming that Goodfellow will continue as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow in the amount of $163,000. Further, at December 31, 1999, current liabilities exceed current assets by $115,013.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guarantee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily restricted by the Local General Partners and had a balance of $162,300 at December 31, 1999. Goodfellow has defaulted on the first mortgage by not making the December 1999 and January and February 2000 mortgage payments, including required reserve deposits, when due. The mortgage payment which was due in December 1999 was paid on March 2, 2000; however, the January through March 2000 mortgage payments have not been made. On March 8, 2000, the General Partners met with representatives of MHDC, HUD and the management company regarding the delinquent mortgage payments.

During June 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). It is anticipated that the New General Partner will release approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 will be released and paid to CDA to fully defease and extinguish the promissory note payable. If the above transaction is consummated, then Goodfellow will recognize approximately $1,600,000 as forgiveness of indebtedness income. Goodfellow is considering contacting the first mortgage lender to seek a reduction of the debt service to allow the current anticipated cash flow to continue to maintain the property for the long term.

In view of these matters, realization of a major portion of the assets in the balance sheet of Goodfellow is dependent upon continued operations and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern.

The Partnership's investment in Goodfellow at March 31, 2000 and 1999 was reduced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net (loss) income after minority interest amounted to approximately ($67,000), ($13,000) and $200 for the 1999, 1998 and 1997 Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2000 and 1999 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $176,000 and $178,000, respectively. Willoughby's net loss after minority interest amounted to approximately $204,000, $220,000 and $141,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

CAMPECHE ISLE APARTMENTS, L.P.
The Campeche Isle Apartments Limited Partnership ("Campeche") financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of Campeche as a going concern.

On October 6, 1999, Campeche refinanced its mortgage with a mortgage maturing on November 1, 2006. In addition, management has taken efforts to increase occupancy by retaining several tenant locator services, refurbishing the apartments and improving the overall condition of the property. As a consequence, rental income has increased from $863,088 in 1998 to $986,189 in 1999.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Campeche, which in turn is dependent upon Campeche's ability to meet its financing requirements, and the success of its future op-erations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 1999, total advances to Campeche from the Partnership totaled approximately $2,218,000. The Partnership's investment in Campeche at March 31, 2000 and 1999 was $0 and the minority interest balance was $0 at each date. Campeche's net loss after minority interest amounted to approximately $428,000, $518,000 and $845,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

SANTA JUANITA II LIMITED DIVIDEND PARTNERSHIP
Santa Juanita II Limited Dividend Partnership ("Santa Juanita") had first mortgage payments of $413,250 in arrears at December 31, 1999. In addition, the last payment recorded to mortgage principal by the bank was July 1995. As of February 28, 2000, uncertainties exist regarding the accuracy of the balance of interest, penalties due and a confirmation of balances had not been received from the bank. As of December 31, 1999, Santa Juanita was not in compliance with its second mortgage loan and is in arrears on payment of principal and interest of approximately $535,000.

The last audited financial information was for the year ended December 31, 1994. The financial records available for the period January 1, 1995 through June 30, 1997 were not complete or reliable. Further adjustments that could have resulted to the beginning balance of partners' equity and other accounts, if all financial records had been available, cannot be determined at this time. During July 1997, in an attempt to stabilize the operations and conditions of Santa Juanita, a Substitute Management Agent was appointed as a replacement to the Previous Management Agent by order of the United States Bankruptcy Court for the District of Puerto Rico. Prior to July 1997, Santa Juanita engaged in transactions with its general partners and affiliates which did not meet the terms of its HAP contract. In addition, due to the lack of records prior to July 1997, the subsidiary's management has no evidence of its compliance with the requirements of the low income tax credits. The effects of the above uncertainties on the financial statements have not been determined.

Subsequent to December 31, 1999, Santa Juanita's first mortgage was modified resulting in a reduction of the mortgage and related interest of approximately $324,000 and the second mortgage note and related interest was reduced by approximately $505,000.

The auditors for Santa Juanita qualified their report on the 1999 Fiscal Year financial statements for the effects of the above uncertainties. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnership's investment in Santa Juanita at March 31, 2000 and 1999 was approximately $178,000 and $285,000, respectively, and the minority interest balance was zero at each date.

PROPERTY DEVELOPMENT ASSOCIATES LIMITED PARTNERSHIP

The financial statements for Property Development Associates Limited Partnership ("Bridgeport") have been prepared assuming that Bridgeport will continue as a going concern. Bridgeport has a history of cash flow deficiencies and current maturities due of $100,000 on the mortgage note payable in each of the next five years and a final maturity date of August 1, 2005. The 1999 $100,000 mortgage note payment was funded by selling the management contract. Additionally, Bridgeport has amounts currently due to the management company disbursing account of $75,384, accrued real estate taxes of $64,391 and accrued letter of credit fees of $149,319. These items raise substantial doubt about Bridgeport's ability to continue as a going concern.

The auditors for Bridgeport qualified their report on the 1999 Fiscal Year for the effects of the above uncertainties. The maximum amount for which the Partnership would be liable is its net investment in Bridgeport. During May 2000, a restructuring took place in which a new general partner was admitted to Bridgeport and the terms of Bridgeport's debt were restructured. As part of this restructuring, the new general partner agreed to loan certain amounts to Bridgeport. The restructuring of Bridgeport's debt delayed the maturity of principal amounts associated with the mortgage note payable. The new general partner also received an option to purchase the property. The time frame in which this option is exercisable and other terms related to the option are defined in an amendment to the Local Partnership Agreement. The Partnership's investment in Bridgeport at March 31, 2000 and 1999 was approximately $3,395,000 and $3,761,000 and the minority interest was $2,245,000 and $2,361,000, respectively.

b) Subsidiary Partnerships - Other

GRAMCO DEVELOPMENT LIMITED DIVIDEND PARTNERSHIP, L.P.
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 2000 and 1999 was approximately $488,000 and $690,000 and the minority interest balance was approximately $418,000 and $420,000, respectively. Gramco's net loss after minority interest amounted to approximately, $203,000, $284,000 and $257,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

ROBIN HOUSING ASSOCIATES
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. Because the Partnership is a limited partner in Robin Housing, the maximum loss which the Partnership would suffer is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 2000 and 1999 was approximately $46,000 and $66,000 and the minority interest balance was $283,000 and $360,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $20,000, $30,000 and $24,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

METROPOLITAN TOWERS ASSOCIATES, L.P.
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership would suffer is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 2000 and 1999 was approximately $1,069,000 and $1,108,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $39,000, $119,000 and $113,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

ROLLING GREEN LIMITED PARTNERSHIP
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,365,443 and $1,511,794 in the 1999 and 1998 Fiscal Years, respectively. In September 1999, the three Section 8 contracts were consolidated into one contract, and such contract is in force through September 30, 2000. However, uncertainties regarding the future of HUD Pro-grams exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

WILLIAMSBURG RESIDENTIAL, L.P.
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which constituted an event of default. On January 1, 1997 the Local General Partner was replaced.

A Reinstatement and Modification Agreement, dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months; 2. Replacement reserve escrow payments waived during 1997; 3. Net operating income is to be turned over to the loan servicer monthly; and 4. Execution of a debt service reserve agreement.

The Debt Service Agreement, dated July 24, 1997, called for $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1999, balances in the two entities accounts totaled $0. In 1997, the Partnership advanced Williamsburg funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 1999 and is expected to continue to do so during 2000. Williamsburg has experienced a decrease in tenant occupancy from 92% at May 1, 1999, to 70% at May 1, 2000, due to property damage suffered as a result of a tornado in May 1999.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $731,000 and $733,000 at March 31, 2000 and 1999, respectively. Williamsburg net loss after minority interest amounted to approximately $201,000, $285,000 and $220,000 for the 1999, 1998, and 1997 Fiscal Years, respectively.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Infla-tion also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                     20

         Consolidated Balance Sheets at March 31, 2000 and 1999           86

         Consolidated Statements of Operations for the Years
         Ended March 31, 2000, 1999 and 1998                              87

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2000, 1999 and 1998      88

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2000, 1999 and 1998                                    89

         Notes to Consolidated Financial Statements                       91

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (1999, 1998 and 1997 Fiscal Years) subsidiary partnerships whose losses aggregated $6,417,444, $6,407,403 and $6,318,514 for the 1999, 1998 and 1997 Fiscal Years, respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 2000 and 1999, presented in the accompanying consolidated financial statements. The financial statements for 27 (1999 and 1998 Fiscal Years) and 26 (1997 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements of one (Fiscal 1997) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of six of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The auditors' opinion on the financial statements for the 1999 and 1998 Fiscal Years for one of these subsidiary partnerships was qualified due to uncertainties relating to balances in replacement reserves, mortgage balances and the related accrued interest. In addition, this subsidiary partnership was not audited in prior years and there are uncertainties as to whether any adjustments were necessary to be made to partners' equity at January 1, 1998. The seven subsidiary partnerships' net losses aggregated $1,501,076 (Fiscal
1999), $1,617,090 (Fiscal 1998) and $1,697,525 (Fiscal 1997) and their assets aggregated $30,458,479 and $30,717,830 at March 31, 2000 and 1999, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 26, 2000

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.

We have audited the accompanying balance sheet of Polynesian Apartments Associates, Ltd. (a limited partnership), FHA Project No. FL29-K005-015-152, as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, New York
January 24, 2000

[Letterhead of L. H. FRISHKOFF & COMPANY LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.
(A Limited Partnership)
Miami, Florida

FHA PROJECT NO. FL29-K005-01552

We have audited the accompanying statements of financial condition of Polynesian Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polynesian Apartments Associates, Ltd., (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.

We have audited the accompanying balance sheet of Seagrape Village Associates, Ltd. (a limited partnership), FHA Project No. FL29-K005-015-151, as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seagrape Village Associates, Ltd. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, New York
January 24, 2000

[Letterhead of L. H. FRISHKOFF & COMPANY LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.
(A Limited Partnership)
Miami, Florida

FHA PROJECT NO. FL29-K005-01551

We have audited the accompanying statements of financial condition of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seagrape Village Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the PartnersPuerto Rico Housing Finance
Metropolitan Towers Associates, LPCorporation
Rio Piedras, PRSan Juan, Puerto Rico

I have audited the accompanying balance sheet of Metropolitan Towers Associates, LP as of December 31, 1999, and the related statements of income, changes in partner's capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP, as of December 31, 1999, and the results of its operations and the changes in partner's capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated February 1, 2000, on my consideration of Metropolitan Towers Associates, LP's internal control structure and reports dated February 1, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
Stamp No. 1624788 of the Puerto Rico College of CPA was affixed to the original. February 1, 2000

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners Puerto Rico Housing Finance
Metropolitan Towers Associates, LPCorporation
Rio Piedras, PRSan Juan, Puerto Rico

I have audited the accompanying balance sheet of Metropolitan Towers Associates, LP as of December 31, 1998, and the related statements of income, changes in partner's capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP, as of December 31, 1998, and the results of its operations and the changes in partner's capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 21, 1999, on my consideration of Metropolitan Towers Associates, LP's internal control structure and reports dated January 21, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
Stamp No. 1553300 of the Puerto Rico College of CPA was affixed to the original. January 21, 1999

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

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 1998
Stamp No. 1468192 of the Puerto Rico College of CPAs was affixed to the original.
January 26, 1998

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 1999 and 1998 and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 to 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and reports dated January 25, 2000 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and NonDiscrimination

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 25, 2000

[Letterhead of RBG & Co.]

S2300-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 0855415-PM, a limited partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 to 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and a report dated January 29, 1999 on its compliance with laws and regulations.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 29, 1999

[Letterhead of RBG & CO.]

Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P., as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 22, 1999

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 1999 and 1998 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 24) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 2000 on our consideration of Whittier Plaza Associates Limited Partnership's internal control and a reports dated January 27, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has sustained recurring losses from operations, excessive vacancies, and has continually required a general partner to fund deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 27, 2000

[Letterhead of RBG & Co.]

S2300-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 0855412-PM-SR, a limited partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 to 24) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1999 on our consideration of Whittier Plaza Associates Limited Partnership's internal controls and a report dated February 4, 1999 on its compliance with laws and regulations.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has sustained recurring losses from operations, excessive vacancies, and has continually required a general partner to fund deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 4, 1999

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1999, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 2, 2000

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1998, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN I LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1999

[Letterhead of HABIF, AROGETI & WYNNE, P.C.]

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

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1999, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 2, 2000

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1998, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 1998, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1999

[Letterhead of HABIF, AROGETI & WYNNE, P.C.]

INDEPENDENT AUDITOR'S REPORT

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 16, 1998

[Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1999 and 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 26, 2000

[Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 23, 1999

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited
Dividend Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Dividend Partnership, as of December 31, 1999, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Dividend Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, on April 2000, Santa Juanita II Limited Dividend Partnership entered into a reinstatement and amendment agreement related to the balances of the first mortgage and second mortgage and their related accrued interests. The effect of such reinstatement and amendment will be recognized during the year ending December 31, 2000.

As described in Note 9 to the financial statements, the Substitute Management Agent was designated on July 1, 1997. The last audited information prior to such designation, corresponds to the year ended December 31, 1994. For the period of January 1, 1995 thru June 30, 1997, the financial records that have been made available to the Substitute Management Agent were not complete or reliable. The adjustments that could have been made to the beginning balance of partners' equity and other accounts, if all financial records had been available, when the Substitute Management Agent assumed the project, may not be determined at this time. Accordingly, these financial statements are not designed for those who are not informed about such matters.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2000, except for the first paragraph of such report, as to which the date is May 23, 2000, on our consideration of Santa Juanita II Limited Dividend Partnership's internal control, a report dated February 16, 2000, except for the first and sixth paragraphs, as to which the date is May 23, 2000, on its compliance with specific requirements applicable to major HUD programs , and a report dated February 16, 2000, except for the first paragraph of such report, as to which the date is May 23, 2000, on its compliance with and specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Zayas, Morazzani & Co.
Stamp No. 1631923 of the Puerto Rico Society of
Certified Public Accountants was affixed to original.
Federal Employer Identification Number: 66-0365844
February 16, 2000, except for the fourth and sixth
paragraphs of this report and Note 13, as to which
the date is May 23, 2000.

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited
Dividend Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Dividend Partnership, as of December 31, 1998, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Notes 4 and 6, the amounts reported in the balance sheet for Replacement Reserves, First Mortgage Payable, Accrued Interest -First Mortgage, Accrued Interest - Second Mortgage, and Second Mortgage Payable (stated at $28,750, $1,243,581 (current and long-term portion), $98,009, $47,466, and
$474,656 (current and long-term portion), respectively) may not be accurate, since the debts are in the process of renegotiations and for other factors. The effect of such uncertainty can not be reasonably estimated as of the date of the financial statements.

In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Dividend Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note 9 to the financial statements, the Substitute Management Agent was designated on July 1, 1997. The last audited information prior to such designation, corresponds to the year ended December 31, 1994. For the period of January 1, 1995 thru June 30, 1997, the financial records that have been made available to the Substitute Management Agent were not complete or reliable. The adjustments that could have been made to the beginning balance of partners' equity and other accounts, if all financial records had been available, when the Substitute Management Agent assumed the project, may not be determined at this time. Accordingly, these financial statements are not designed for those who are not informed about such matters.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 28, 1999, on our consideration of Santa Juanita II Limited Dividend Partnership's internal control and reports dated February 28, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Zayas, Morazzani & Co.
Stamp No. 1549736 of the Puerto Rico Society of
Certified Public Accountants was affixed to original.
Federal Employer Identification Number: 66-0365844
February 28, 1999

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 18, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 22, 1999

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income
(loss), changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 7, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income
(loss), changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 10, 1999

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
January 31, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 4, 1999

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 2, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 9, 1999

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 8, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 10, 1999

[Letterhead of ZINER, KENNEDY & LEHAN LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 18, 2000

[Letterhead of ZINER & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 18, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
Limited Partnership

We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 1999, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in note B to the financial statements, the partnership has suffered recurring losses from operations. This raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
Limited Partnership

We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 1998, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in note B to the financial statements, the partnership has suffered recurring losses from operations and its mortgage is due on March 31, 1999. This raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 22, 1999

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

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1B to the financial statements, the Partnership has had operating losses, and equity deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 29, 1999

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note 11 to the financial statements, the Project has suffered recurring cash flow deficiencies from operations and has defaulted on the mortgage loan. This raises substantial doubt about the Project's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11.

/s/ Wolfe Nilges Nahorski
A Professional Corporation
February 25, 2000, except for
Note 11, which is dated
March 8, 2000
St. Louis, Missouri

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note 10 to the financial statements, the Project has suffered recurring cash flow deficiencies from operations. This raises substantial doubt about the Project's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10.

/s/ Wolfe Nilges Nahorski
A Professional Corporation
St. Louis, Missouri
February 3, 1999

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1999 and 1998 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 and 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2000

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 1998 and 1997 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 and 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 1999

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated January 27, 2000, on our consideration of the Partnership's internal control structure and reports dated January 27, 2000, on its compliance with specific requirements applicable to major HUD programs; compliance with laws, regulations, contracts, loan covenants and agreements; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 23 to 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1999, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1999, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
San Juan, Puerto Rico
License No. 169
Stamp number 1592887 was affixed to the original of this report.
January 27, 2000

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 0565140-LD (HODAG), as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 0565140-LD (HODAG), as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated March 2, 1999, on our consideration of the Partnership's internal control structure and reports dated March 2, 1999, on its compliance with specific requirements applicable to major HUD programs; compliance with laws, regulations, contracts, loan covenants and agreements; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 24 to 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 0565140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1998, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1998, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
San Juan, Puerto Rico
License No. 169
Stamp number 1562306 was affixed to the original of this report.
March 2, 1999

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana
Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1999 and December 31, 1998 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed at Note 10 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste and negative performance indicators that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regard to these matters is also discussed at Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and December 31, 1998 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 25, 2000

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana
Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1998 and December 31, 1997 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed at Note 10 to the financial statements, there are uncertainties that affect the Partnership concerning the existence of hazardous waste and negative performance indicators that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's position in regard to these matters is also discussed at Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and December 31, 1997 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 25, 1999

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 17, 2000

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 23, 1999

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2000, on our consideration of the Partnership's internal control and a report dated January 31, 2000, on its compliance with laws and regulations.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 31, 2000

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 0715588 as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 0715588 as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1999, on our consideration of the Partnership's internal control and a report dated January 26, 1999, on its compliance with laws and regulations.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 26, 1999

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   -------------    -------------
ASSETS
Property and equipment, at cost, less accumulated
 depreciation (Notes 2, 4  and 7)                                  $ 160,643,092    $ 167,205,538
Cash and cash equivalents (Notes 2, 3 and 10)                          2,463,141        3,334,363
Cash held in escrow (Notes 2, 3 and 5)                                 7,798,477        6,902,143
Deferred costs - less accumulated amortization (Notes 2 and 6)         3,937,473        3,751,361
Other assets                                                           5,229,595        4,333,107
                                                                    ------------     ------------

Total assets                                                       $ 180,071,778    $ 185,526,512
                                                                    ============     ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable (Note 7)                                    $ 119,104,452    $ 116,033,679
Accounts payable and other liabilities (Note 10)                       9,094,539        9,521,924
Due to local general partners and affiliates (Note 8)                 10,326,684       10,045,549
Due to general partners and affiliates (Note 8)                        8,887,441        7,383,024
Due to selling partners                                                2,159,692        3,579,455
                                                                    ------------     ------------
Total liabilities                                                    149,572,808      146,563,631
                                                                    ------------     ------------
Minority interests (Note 2)                                            3,542,196        4,017,226
                                                                    ------------     ------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
Limited partners ( 115,917.5 BACs
 issued and outstanding) (Note 1)                                     27,717,890       35,626,882
General partners                                                        (761,116)        (681,227)
                                                                    ------------     ------------
Total partners' capital (deficit)                                     26,956,774       34,945,655
                                                                    ------------     ------------
Total liabilities and partners' capital (deficit)                  $ 180,071,778    $ 185,526,512
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 31,
                                                   ---------------------------------------------
                                                       2000            1999              1998
                                                   -----------      -----------      -----------
Revenues
Rental income                                      $25,799,708      $25,736,121      $25,156,685
Other (Note 10)                                      1,304,440          969,674        1,252,656
Gain on sale of interests                                    0                0          154,577
                                                    ----------       ----------       ----------
                                                    27,104,148       26,705,795       26,563,918
                                                    ----------       ----------       ----------

Expenses
General and administrative                           6,292,028        6,280,636        6,199,421
General and administrative-related parties
 (Note 8)                                            2,608,395        2,648,941        2,592,241
Repairs and maintenance                              5,441,649        4,929,821        5,365,245
Operating and other                                  2,711,898        2,752,456        2,664,912
Real estate taxes                                    1,082,512        1,066,433        1,037,475
Insurance                                            1,085,663        1,144,811        1,126,788
Financial, primarily interest                        8,176,289        8,241,779        8,109,996
Depreciation and amortization                        7,948,800        7,993,156        8,703,562
                                                    ----------       ----------       ----------

Total expenses                                      35,347,234       35,058,033       35,799,640
                                                    ----------       ----------       ----------

Loss before minority interest                       (8,243,086)      (8,352,238)      (9,235,722)

Minority interest in loss of subsidiaries              254,205          414,579          404,890
                                                    ----------       ----------       ----------

Net loss                                           $(7,988,881)     $(7,937,659)     $(8,830,832)
                                                    ==========       ==========       ==========

Net loss - limited partners                        $(7,908,992)     $(7,858,282)     $(8,742,524)
                                                    ==========       ==========       ==========

Number of BACs outstanding                           115,917.5        115,917.5        115,917.5
                                                    ==========       ==========       ==========

Net loss per BAC                                   $    (68.23)     $    (67.79)     $    (75.42)
                                                    ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                      Limited          General
                                                      Total           Partners         Partners
                                                   -----------        --------         --------
Partners' capital (deficit) - April 1, 1997        $51,714,146      $52,227,688       $(513,542)
Net loss                                            (8,830,832)      (8,742,524)        (88,308)
                                                    ----------       ----------        --------

Partners' capital (deficit) - March 31, 1998        42,883,314       43,485,164        (601,850)
Net loss                                            (7,937,659)      (7,858,282)        (79,377)
                                                    ----------       ----------        --------

Partners' capital (deficit) - March 31, 1999        34,945,655       35,626,882        (681,227)
Net loss                                            (7,988,881)      (7,908,992)        (79,889)
                                                    ----------       ----------        --------

Partners' capital (deficit) - March 31, 2000       $26,956,774      $27,717,890       $(761,116)
                                                    ==========       ==========        ========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    Year Ended March 31,
                                                       ----------------------------------------------
                                                           2000              1999             1998
                                                       -----------       -----------      -----------
Cash flows from operating activities:
Net loss                                               $(7,988,881)      $(7,937,659)     $(8,830,832)
Adjustments to reconcile net loss to net cash           ----------        ----------       ----------
 provided by operating activities:

Gain on sale of interests                                        0                 0         (154,577)
Loss on sale of property and equipment                           0                 0            7,251
Depreciation and amortization                            7,948,800         7,993,156        8,703,562
Minority interest in loss of subsidiaries                 (254,205)         (414,579)        (404,890)
Accrued interest added to principal of
 mortgage note payable                                      52,873            52,873           52,879
(Increase) decrease in assets
Cash held in escrow                                        144,147          (336,227)        (155,978)
Other assets                                              (896,488)         (246,324)          37,478
Increase (decrease) in liabilities
Accounts payable and other liabilities                    (427,385)          182,103            7,882
Due to general partners and affiliates                   1,504,417         2,425,035        2,172,448
                                                        ----------        ----------       ----------

Total adjustments                                        8,072,159         9,656,037       10,266,055
                                                        ----------        ----------       ----------

Net cash provided by operating activities                   83,278         1,718,378        1,435,223
                                                        ----------        ----------       ----------

Cash flows from investing activities:
Acquisitions of property and equipment                  (1,192,241)       (1,258,853)        (792,036)
Construction in progress                                         0                 0         (604,411)
(Increase) decrease in cash held in escrow              (1,040,481)          258,027         (363,451)
                                                        ----------        ----------       ----------

Net cash used in investing activities                   (2,232,722)       (1,000,826)      (1,759,898)
                                                        ----------        ----------       ----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)

                                                                    Year Ended March 31,
                                                       ----------------------------------------------
                                                           2000              1999             1998
                                                       -----------       -----------      -----------
Cash flows from financing activities:
(Increase) decrease in deferred costs                     (434,230)           71,025         (192,733)
Proceeds from mortgage notes                             9,990,000                 0        4,000,000
Repayments of mortgage notes                            (6,972,100)       (1,350,512)      (5,504,992)
Increase in due to local general partners
 and affiliates                                            491,747           890,189          397,477
Decrease in due to local general partners
 and affiliates                                           (210,612)         (980,298)      (1,188,216)
(Decrease) increase in due to selling partners          (1,365,758)           77,766           71,826
(Decrease) increase in capitalization of
 consolidated subsidiaries attributable to
 minority interest                                        (220,825)         (268,942)         562,268
Proceeds from sale of interests                                  0                 0        1,400,000
                                                        ----------        ----------       ----------

Net cash provided by (used in) financing activities      1,278,222        (1,560,772)        (454,370)
                                                        ----------        ----------       ----------

Net (decrease) increase in cash and
 cash equivalents                                         (871,222)         (843,220)        (779,045)

Cash and cash equivalents at
 beginning of year                                       3,334,363         4,177,583        4,956,628
                                                        ----------        ----------       ----------
Cash and cash equivalents
 at end of year                                        $ 2,463,141       $ 3,334,363      $ 4,177,583
                                                        ==========        ==========       ==========

Supplemental disclosure of cash flows
 information:
Cash paid during the year for interest                 $ 7,123,406       $ 8,088,271      $ 6,663,972

Supplemental disclosures of noncash
 investing and financing activities:
Construction in progress
 reclassified to property and equipment                          0           604,411                0

Decrease in property and equipment due to a
 decrease in due to selling partners                        54,005                 0                0

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

The Partnership had acquired interests in 27 Local Partnerships as of March 31, 2000, and does not anticipate making any additional investments.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $510,000, $431,000 and $391,000 for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2000, the Partnership has recorded approximately $4,727,000 on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2000.

d)  Offering Costs

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

h)  New Pronouncements

In April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to $211,549 for the year ended March 31, 2000.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS, AND CASH HELD IN ESCROW
The carrying amount approximates fair value.

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                            March 31, 2000              March 31, 1999
                                      -------------------------   --------------------------
                                       Carrying                    Carrying
                                        Amount       Fair Value     Amount        Fair Value
                                      -----------   -----------   -----------    -----------
Mortgage Notes Payable for
 which it is:
Practicable to estimate fair value    $35,615,929   $33,615,730   $31,802,893    $31,278,134
Not Practicable                       $83,488,523             *   $84,230,786              *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                              March 31,             Estimated
                                   -----------------------------  Useful Lives
                                       2000             1999         (Years)
                                   ------------     ------------  ------------
Land                               $ 14,444,085     $ 14,444,085        -
Building and improvements           220,100,710      219,417,040     15 to 40
Other                                 5,886,055        5,555,224      5 to 15
                                    -----------      -----------
                                    240,430,850      239,416,349
Less:  Accumulated depreciation     (79,787,758)     (72,210,811)
                                    -----------      -----------

                                   $160,643,092     $167,205,538
                                    ===========      ===========

Included in property and equipment is $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 2000 and 1999. In addition, as of March 31, 2000 and 1999, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $7,700,682, $7,694,504 and $8,358,728, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 1999 and 1998 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $123,735 and $28,715, respectively, due to write-offs on dispositions.

NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                       March 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Real estate taxes, insurance, reconstruction and other        $3,462,163        $3,798,078
Reserve for replacements                                       3,260,068         2,219,587
Tenant security deposits                                       1,076,246           884,478
                                                               ---------         ---------

                                                              $7,798,477        $6,902,143
                                                               =========         =========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                     March 31,
                                   -------------------------------------------
                                      2000              1999*          Period
                                   -----------      -----------      ---------
Financing expenses                 $ 5,519,861      $ 5,075,633         **
Organization expenses                        -        1,419,792      60 months
Other                                  741,253          741,253       Various
                                    ----------       ----------
                                     6,261,114        7,236,678
Less:  Accumulated amortization     (2,323,641)      (3,485,317)
                                    ----------       ----------
                                   $ 3,937,473      $ 3,751,361
                                    ==========       ==========

*Reclassified.
**Over the life of the respective related mortgages.


Amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $248,118, $298,652 and $344,834, respectively. During the year ended March 31, 2000 and 1999, $1,419,792 and $80,443 of fully amortized deferred costs were written off. During the year ended March 31, 1999, $79,892 of unamortized deferred costs were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $716,000, including principal and interest at rates varying from 1% to 15% per annum, through 2034. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending             Amount
------------------          ------------
2000                        $  2,665,575
2001                           1,931,818
2002                           2,032,704
2003                           2,153,184
2004                           9,046,180
Thereafter                   101,274,991
                             -----------
                            $119,104,452
                             ===========

One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under Section 236 of the National Housing Act. At December 31, 1999, said note, which bears interest at 7.5% per annum through April 1, 2011, had a balance of $2,377,845.


CAMPECHE ISLE APARTMENTS, L.P.
On October 6, 1999, Campeche refinanced its existing indebtedness by borrowing $4,125,000 from Lehman Brothers Bank, FSB. The loan bears interest at the rate of 8.02% per annum, and matures on November 1, 2006. Campeche's prior mortgages indebtedness in the principal amount of approximately $4,000,000 together with $25,000 in accrued interest was repaid.

ROLLING GREEN LIMITED PARTNERSHIP
On February 1, 1999, Rolling Green refinanced its existing indebtedness by borrowing $5,865,000 from the United States Department of Housing and Urban Development ("HUD"). The loan bears interest at the rate of 6.85% per annum, and matures on March 1, 2034. Rolling Green's prior mortgage indebtedness in the principal amount of approximately $1,671,000 and a purchase money note of $1,450,000 along with $1,695,000 in accrued interest were repaid.

NOTE 8 - Related Party Transactions

RELATED PARTY FEES

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                                 Year Ended March 31,
                                                        ----------------------------------------
                                                           2000           1999           1998
                                                        ----------     ----------     ----------
Partnership management fees (a)                         $1,496,000     $1,496,000     $1,496,000
Expense reimbursement (b)                                  193,721        156,680        135,010
Property management fees incurred to affiliates
 of the General Partners (c)                               341,738        335,031        350,474
Local administrative fee (d)                                51,500         49,000         51,500
                                                         ---------      ---------      ---------

Total general and administrative-General Partners        2,082,959      2,036,711      2,032,984
                                                         ---------      ---------      ---------

Property management fees incurred to affiliates
 of the subsidiary partnerships general partners (c)       525,436        612,230        559,257
                                                         ---------      ---------      ---------

Total general and administrative-related parties        $2,608,395     $2,648,941     $2,592,241
                                                         =========      =========      =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administer ing the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to ap proximately $6,816,000 and $5,370,000 were accrued and unpaid as of March 31, 2000 and March 31, 1999. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,568,548, $1,537,420 and $1,521,339 for the 1999, 1998 and 1997 Fiscal Years,
respectively. Of these fees $867,174, $947,261 and $909,731 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $341,738, $335,031 and $350,474, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates II L.P. has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $2,600, $4,900 and $5,700 during the 1999, 1998 and 1997 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates II L.P. received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(e) Due to Local General Partners and affiliates at March 31, 2000 and 1999 consists of the following:

                                                                           March 31,
                                                                  --------------------------
                                                                      2000           1999
                                                                  -----------    -----------
Operating advances                                                $ 1,002,159    $   968,957
Development fee payable                                             2,499,090      2,526,087
Operating deficit advances                                          4,666,883      4,570,747
Management and other fees                                             603,007        530,423
Long-term notes payable (f)                                           965,541        965,541
Interest long-term notes payable                                      590,004        483,794
                                                                   ----------     ----------
                                                                  $10,326,684    $10,045,549
                                                                   ==========     ==========

(f) Long-term notes payable consist of the following:

POLYNESIAN                                                        $   316,370    $   316,370
This promissory note bears interest at 11% with a maturity
date of June 1, 2003. Interest expense of $34,800 was
incurred for the years ended March 31, 2000 and 1999.

SEAGRAPE                                                              649,171        649,171
This promissory note bears interest at 11% with a maturity         ----------     ----------
date of July 1, 2002. Interest expense of $71,409 and $71,606 was incurred for the years ended March 31, 2000 and 1999.
                                                                  $   965,541    $   965,541
                                                                   ==========     ==========

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  1999             1998              1997
                                                              -----------       -----------      ------------
Financial statement
Net loss                                                      $(7,988,881)      $(7,937,659)     $ (8,830,832)

Difference resulting from parent company having
a different fiscal year for income tax and financial
reporting purposes                                                 (8,740)           17,468        (1,128,089)

Difference between depreciation and amortization
expense recorded for financial reporting purposes
and the accelerated cost recovery system utilized
for income tax purposes                                        (2,306,951)       (1,894,545)       (1,613,036)

Difference between gain on sale of interests for
financial reporting purposes and income tax purposes                    0                 0          (200,101)

Excess losses allocated to minority interest for
income tax purposes                                               681,252           896,524         1,202,905

Other                                                             441,380          (163,393)          190,143
                                                               ----------        ----------       -----------

Net loss as shown on the income tax return for the
calendar year ended                                           $(9,181,940)      $(9,081,605)     $(10,379,010)
                                                               ==========        ==========       ===========

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for six subsidiary partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments, Goodfellow Place Limited Partnership, Willoughby-Wyckoff Housing Associates, Campeche Isle Apartments Limited Partnership, and Property Development Associates Limited Partnership modified their reports on the 1999 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns. The auditors for one subsidiary partnership, Santa Juanita II Limited Dividend Partnership modified their report on the 1999 Fiscal Year financial statements due to the uncertainty of certain amounts reported in the balance sheet.

WHITTIER PLAZA ASSOCIATES
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $49,000, $38,000 and $25,000 for the 1999, 1998 and 1997 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced $22,636 and $42,262 in the 1999 and 1998 Fiscal Years, respectively, and $407,184 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling $64,307. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2000 and 1999 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $49,000, $38,000 and $25,000 for the 1999, 1998 and 1997 Fiscal Years.

ALEXIS PARK APARTMENTS
During 1990, vapor fumes were discovered in several apartments at Alexis Park Apartments, a Louisiana Partnership in Commendam ("Alexis"). As a result, 47 of the 280 units were vacated as ordered by the Louisiana Department of Environmental Quality ("LDEQ"). At June 1, 2000, all but one of these units have been cleared for occupancy by the Louisiana Department of Health and Hospital.

The United States Environmental Protection Agency (EPA) has placed the site on the list of proposed Superfund sites. The EPA performed indoor air tests at the site on 28 units and issued a draft report on January 2, 1997, which found that none of the units had acute air pollution levels, but further states that two units were found to have sufficient amounts of air pollutants to possibly cause health concerns after years of continual exposure. The report recommended the installation of mechanical systems to reduce air pollutant levels to acceptable amounts and the sealing of penetrations or openings in the floor slab and walls. During the year ended December 31, 1997, such remediation was performed. During the year ended December 31, 1998, the EPA performed additional tests of the project site and found that all removal actions for lead contaminated soils have been fully performed in accordance with EPA standards. At June 1, 2000, management is unaware of any additional or potential remediation or clean-up costs that will be required and accordingly, is unable to estimate the possible cost to Alexis of any remediation or clean-up that may be required in the future.

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

Although the environmental issue is in many respects beyond its control, management intends to continue its efforts in bringing this issue to a close and believes the favorable test results thus far reduce the chances of a disruptive action by the EPA and provide an opportunity for Alexis to continue as a going concern. Nonetheless, Alexis has sustained losses and its current liabilities exceed its current assets by approximately $223,000. Management of Alexis expects operating income to improve for 2000 from both increased occupancy and slightly reduced expenses and also believes cash flows for 2000 will be sufficient to meet liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern. These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2000 and 1999 was approximately $114,000 and $357,000, respectively, and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $243,000, $263,000 and $259,000, for the 1999, 1998 and 1997 Fiscal Years,
respectively.

GOODFELLOW PLACE LIMITED PARTNERSHIP
The financial statements for Goodfellow Place Limited Partnership ("Goodfellow") have been prepared assuming that Goodfellow will continue as a going concern. Goodfellow has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and has depleted the operating deficit escrow in the amount of $163,000. Further, at December 31, 1999, current liabilities exceed current assets by $115,013.

A prepayment of $163,000 was due on the promissory note payable to St. Louis Community Development Agency ("CDA") in August 1996, upon release of the Operating Deficit Guarantee Escrow. The Local General Partners have defaulted on this requirement and placed $163,000 in an interest-bearing money market account in the name of the project. This account has been voluntarily restricted by the Local General Partners and had a balance of $162,300 at December 31, 1999. Goodfellow has defaulted on the first mortgage by not making the December 1999 and January and February 2000 mortgage payments, including required reserve deposits, when due. The mortgage payment which was due in December 1999 was paid on March 2, 2000; however, the January through March 2000 mortgage payments have not been made. On March 8, 2000, the General Partners met with representatives of MHDC, HUD and the management company regarding the delinquent mortgage payments.

During June 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). It is anticipated that the New General Partner will release approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 will be released and paid to CDA to fully defease and extinguish the promissory note payable. If the above transaction is consummated, then Goodfellow will recognize approximately $1,600,000 as forgiveness of indebtedness income. Goodfellow is considering contacting the first mortgage lender to seek a reduction of the debt service to allow the current anticipated cash flow to continue to maintain the property for the long term.

In view of these matters, realization of a major portion of the assets in the balance sheet of Goodfellow is dependent upon continued operations and the success of its future operations. Management believes that actions presently being taken to review Goodfellow's operating and financial requirements provide the opportunity for Goodfellow to continue as a going concern.

The Partnership's investment in Goodfellow at March 31, 2000 and 1999 was reduced to zero by prior years' losses, and the minority interest balance was zero at each date. Goodfellow's net (loss) income after minority interest amounted to approximately ($67,000), ($13,000) and $200 for the 1999, 1998 and 1997 Fiscal Years, respectively.

WILLOUGHBY-WYCKOFF HOUSING ASSOCIATES
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within its control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2000 and 1999 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $176,000 and $178,000, respectively. Willoughby's net loss after minority interest amounted to approximately $204,000, $220,000 and $141,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

CAMPECHE ISLE APARTMENTS, L.P.
The Campeche Isle Apartments Limited Partnership ("Campeche") financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of Campeche as a going concern.

On October 6, 1999, Campeche refinanced its mortgage with a mortgage maturing on November 1, 2006. In addition, management has taken efforts to increase occupancy by retaining several tenant locator services, refurbishing the apartments and improving the overall condition of the property. As a consequence, rental income has increased from $863,088 in 1998 to $986,189 in 1999.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Campeche, which in turn is dependent upon Campeche's ability to meet its financing requirements, and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 1999, total advances to Campeche from the Partnership totaled approximately $2,218,000. The Partnership's investment in Campeche at March 31, 2000 and 1999 was $0 and the minority interest balance was $0 at each date. Campeche's net loss after minority interest amounted to approximately $428,000, $518,000 and $845,000 for the 1999, 1998 and 1997 Fiscal
Years, respectively.

SANTA JUANITA II LIMITED DIVIDEND PARTNERSHIP
Santa Juanita II Limited Dividend Partnership ("Santa Juanita") had first mortgage payments of $413,250 in arrears at December 31, 1999. In addition, the last payment recorded to mortgage principal by the bank was July 1995. As of February 28, 2000, uncertainties exist regarding the accuracy of the balance of interest, penalties due and a confirmation of balances had not been received from the bank. As of December 31, 1999, Santa Juanita was not in compliance with its second mortgage loan and is in arrears on payment of principal and interest of approximately $535,000.

The last audited financial information was for the year ended December 31, 1994. The financial records available for the period January 1, 1995 through June 30, 1997 were not complete or reliable. Further adjustments that could have resulted to the beginning balance of partners' equity and other accounts, if all financial records had been available, cannot be determined at this time. During July 1997, in an attempt to stabilize the operations and conditions of Santa Juanita, a Substitute Management Agent was appointed as a replacement to the Previous Management Agent by order of the United States Bankruptcy Court for the District of Puerto Rico. Prior to July 1997, Santa Juanita engaged in transactions with its general partners and affiliates which did not meet the terms of its HAP contract. In addition, due to the lack of records prior to July 1997, the subsidiary's management has no evidence of its compliance with the requirements of the low income tax credits. The effects of the above uncertainties on the financial statements have not been determined.

Subsequent to December 31, 1999, Santa Juanita's first mortgage was modified resulting in a reduction of the mortgage and related interest of approximately $324,000 and the second mortgage note and related interest was reduced by approximately $505,000.

The auditors for Santa Juanita qualified their report on the 1999 Fiscal Year financial statements for the effects of the above uncertainties. The maximum loss which the Partnership would be liable for is its net investment in Santa Juanita. The Partnership's investment in Santa Juanita at March 31, 2000 and 1999 was approximately $178,000 and $285,000, respectively, and the minority interest balance was zero at each date.

PROPERTY DEVELOPMENT ASSOCIATES LIMITED PARTNERSHIP
The financial statements for Property Development Associates Limited Partnership ("Bridgeport") have been prepared assuming that Bridgeport will continue as a going concern. Bridgeport has a history of cash flow deficiencies and current maturities due of $100,000 on the mortgage note payable in each of the next five years and a final maturity date of August 1, 2005. The 1999 $100,000 mortgage note payment was funded by selling the management contract. Additionally, Bridgeport has amounts currently due to the management company disbursing account of $75,384, accrued real estate taxes of $64,391 and accrued letter of credit fees of $149,319. These items raise substantial doubt about Bridgeport's ability to continue as a going concern.

The auditors for Bridgeport qualified their report on the 1999 Fiscal Year for the effects of the above uncertainties. The maximum amount for which the Partnership would be liable is its net investment in Bridgeport. During May 2000, a restructuring took place in which a new general partner was admitted to Bridgeport and the terms of Bridgeport's debt were restructured. As part of this restructuring, the new general partner agreed to loan certain amounts to Bridgeport. The restructuring of Bridgeport's debt delayed the maturity of principal amounts associated with the mortgage note payable. The new general partner also received an option to purchase the property. The time frame in which this option is exercisable and other terms related to the option are defined in an amendment to the Local Partnership Agreement. The Partnership's investment in Bridgeport at March 31, 2000 and 1999 was approximately $3,395,000 and $3,761,000 and the minority interest was $2,245,000 and $2,361,000, respectively.

b)  Subsidiary Partnerships - Other

GRAMCO DEVELOPMENT LIMITED DIVIDEND PARTNERSHIP, L.P.
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 2000 and 1999 was approximately $488,000 and $690,000 and the minority interest balance was approximately $418,000 and $420,000, respectively. Gramco's net loss after minority interest amounted to approximately, $203,000, $284,000 and $257,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

ROBIN HOUSING ASSOCIATES
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. Because the Partnership is a limited partner in Robin Housing, the maximum loss which the Partnership would suffer is its net investment in Robin Housing. The Partnership's investment in Robin Housing at March 31, 2000 and 1999 was approximately $46,000 and $66,000 and the minority interest balance was $283,000 and $360,000, respectively. Robin Housing's net loss after minority interest amounted to approximately $20,000, $30,000 and $24,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

METROPOLITAN TOWERS ASSOCIATES, L.P.
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership would suffer is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 2000 and 1999 was approximately $1,069,000 and $1,108,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $39,000, $119,000 and $113,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

ROLLING GREEN LIMITED PARTNERSHIP
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,365,443 and $1,511,794 in the 1999 and 1998 Fiscal Years, respectively. In September 1999, the three Section 8 contracts were consolidated into one contract, and such contract is in force through September 30, 2000. However, uncertainties regarding the future of HUD Pro-grams exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

WILLIAMSBURG RESIDENTIAL , L.P.
In November 1996, the Local General Partner of Williamsburg Residential , L.P. ("Williamsburg ") stopped making the mortgage note payments which constituted an event of default. On January 1, 1997 the Local General Partner was replaced.

A Reinstatement and Modification Agreement, dated July 24, 1997, and effective March 1, 1997 was entered into between Williamsburg and Federal National Mortgage Association ("FNMA"). Terms of the agreement include: 1. Interest only on the loan for 36 months; 2. Replacement reserve escrow payments waived during 1997; 3. Net operating income is to be turned over to the loan servicer monthly; and 4. Execution of a debt service reserve agreement.

The Debt Service Agreement, dated July 24, 1997, called for $275,000 to be deposited into a debt service escrow account for the mutual benefit of Williamsburg and Williamsburg Residential II, L.P. (an adjoining and affiliated project). If the monthly net operating income turned over to the loan servicer is less than the required mortgage and escrow payment, the debt service escrow account is drawn upon. At December 31, 1999, balances in the two entities accounts totaled $0. In 1997, the Partnership advanced Williamsburg funds to pay legal costs, delinquent mortgage payments, and to set up a debt service escrow account, all of which were required as part of the Reinstatement and Modification Agreement dated July 24, 1997 with FNMA. The advances do not bear interest and are short-term in nature. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 1999 and is expected to continue to do so during 2000. Williamsburg has experienced a decrease in tenant occupancy from 92% at May 1, 1999, to 70% at May 1, 2000, due to property damage suffered as a result of a tornado in May 1999.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $731,000 and $733,000 at March 31, 2000 and 1999, respectively. Williamsburg net loss after minority interest amounted to approximately $201,000, $285,000 and $220,000 for the 1999, 1998, and 1997 Fiscal Years, respectively.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2000, uninsured cash and cash equivalents approximated $2,058,000.

d)  Other

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

e)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1999, 1998 and 1997 tax years, Housing Tax Credits of $12,240,583, $16,707,661 and $17,061,894, were generated.

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

RELATED CREDIT PROPERTIES II, INC.

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, prior to joining Related in December 1990, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

LIBERTY GP II INC.

Name                                Position
----                                --------

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Frank P. Cerbini                    Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

FRANK P. CERBINI, 43, rejoined Related in 1992 where his primary responsibility has been disposition of real estate. From 1990 to 1992 he was Marketing Director at Carlton Property Auctions; during 1992 he was Vice President of USAuction, Inc. From 1987 to 1990 he was Vice President at Marigold Real Estate, a real estate development company located in Greenwich, CT. From 1980 to 1986 he was in the acquisition office at Related Capital Company. He received a Bachelor of Science in Economics from Manhattan College in 1979.

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Ms. Kiley, Hopps and Ms. Wicelinski is set forth above.

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

No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of the Liberty General Partner or of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs, except as noted in the chart below.

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

General Partnership   Liberty GP II, Inc.           $500 capital contribution          49%
Interest in the       625 Madison Avenue            - directly owned
Partnership           New York, NY  10022

General Partnership   Liberty Associates II L.P.    $1,000 capital contribution         2%
Interest in the       625 Madison Avenue            - directly owned
Partnership           New York, NY 10022

                      Name and Address of           Amount and Nature of           Percentage
Title of Class        Beneficial Ownership          Beneficial Ownership            of Class
--------------        --------------------          --------------------           ----------
BACs                  Lehigh Tax Credit             2,239 (1)                          1.9%
                      Partners, Inc.
                      625 Madison Avenue
                      New York, NY 10022

BACs                  J. Michael Fried              2,239 (1)(2)                       1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Alan P. Hirmes                2,239 (1)(2)                       1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Stuart J. Boesky              2,239 (1)(2)                       1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Marc D. Schnitzer             0                                  0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Denise L. Kiley               0                                  0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Glenn F. Hopps                0                                  0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Teresa Wicelinski             0                                  0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  All directors and             2,239 (1)(2)                       1.9%
                      executive officers of
                      the general partner
                      of the Related General
                      Partner as a group
                      (seven persons)
                      625 Madison Avenue
                      New York, NY 10022

(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of June 1, 2000, Lehigh I held 1,080.5 BACs and Lehigh II held 1,158.5 BACs.

(2) Each such party serves as a director and executive officer of the Managing Member, and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     20

         Consolidated Balance Sheets at March 31, 2000 and 1999           86

         Consolidated Statements of Operations for the Years
         Ended March 31, 2000, 1999 and 1998                              87

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2000, 1999 and 1998      88

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2000, 1999 and 1998                                    89

         Notes to Consolidated Financial Statements                       91

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                    117

         Schedule I - Condensed Financial Information of Registrant      118

         Schedule III - Real Estate and Accumulated Depreciation
         and Mortgage Loans on Real Estate                               121

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.   EXHIBITS

(3B)     Form of Amended and Restated Agreement of Limited
         Partnership of Liberty Tax Credit Plus II L.P.
         (incorporated by reference to exhibits filed with
         Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s
         Registration Statement on Form S-11 Registration
         No. 33-21429)                                                   114

(21)     Subsidiaries of the Registrant                                  124

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                     By: RELATED CREDIT PROPERTIES II L.P.,
                                         a General Partner

                                     By: Related Credit Properties II Inc.,
                                         its general partner

Date: June 26, 2000
                                         By:   /s/ Alan P. Hirmes
                                             --------------------
                                                   Alan P. Hirmes
                                                   President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)

                                     and

                                     By: LIBERTY G.P. II INC.,
                                         a General Partner

Date: June 26, 2000
                                         By:   /s/ Alan P. Hirmes
                                             --------------------
                                                   Alan P. Hirmes
                                                   President

                                     and

                                     By: LIBERTY ASSOCIATES II, L.P.,
                                         a General Partner

                                     By: Related Credit Properties II, Inc.,
                                         its General Partner

Date: June 26, 2000
                                         By:   /s/ Alan P. Hirmes
                                             --------------------
                                                   Alan P. Hirmes
                                                   President

                                     By: Liberty G.P. II Inc.,
                                         its General Partner


                                         By:   /s/ Alan P. Hirmes
                                             --------------------
                                                   Alan P. Hirmes
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                          Title                           Date
------------------      -------------------------------------      -------------

                        President and Chief Executive Officer
                        (Principal  Executive and Financial
                        Officer) of Related Credit Properties
                        II Inc., (general partner of Related
                        Credit Properties II L.P. and Liberty
                        Associates II, L.P., General Partners
                        of Registrant) and Liberty GP II,
/s/ Alan P. Hirmes      Inc. (general partner of Liberty
------------------      Associates II, L.P) (a General
Alan P. Hirmes          Partner of Registrant)                     June 26, 2000


                        Treasurer (Principal Accounting
                        Officer) of Related Credit Properties
                        II Inc., (general partner
                        of Related Credit Properties II L.P.
                        and Liberty Associates II, L.P.,
                        General Partners of Registrant)
                        and Liberty GP II, Inc.
/s/ Glenn F. Hopps      (general partner of Liberty
------------------      Associates II, L.P.)
Glenn F. Hopps          (a General Partner of Registrant)          June 26, 2000



                        Director of Related Credit Properties
                        II Inc., (general partner of Related
/s/ Stephen M. Ross     Credit Properties II L.P.
-------------------     and Liberty Associates II, L.P.,
Stephen M. Ross         (General Partners of Registrant)           June 26, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (a Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 26, 2000 on pages 20 and 21, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and
Schedule III at March 31, 2000. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of seven limited partnerships with significant contingencies and uncertainties. The financial statements of six of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The auditors' opinion on the financial statements for the 1999 and 1998 Fiscal Years for one of these subsidiary partnerships was qualified due to uncertainties relating to balances in replacement reserves, mortgage balances and the related accrued interest. In addition, this subsidiary partnership was not audited in prior years and there are uncertainties as to whether any adjustments were necessary to be made to partners' equity at January 1, 1998. The seven subsidiary partnerships' net losses aggregated $1,501,076 (Fiscal
1999), $1,617,090 (Fiscal 1998) and $1,697,525 (Fiscal 1997) and their assets aggregated $30,458,479 and $30,717,830 at March 31, 2000 and 1999, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 26, 2000

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                      ASSETS

                                                                  March 31,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Cash and cash equivalents                                 $   620,498   $   282,009
Cash held in escrow                                                 0       501,219
Investment and advances in subsidiary partnerships         46,137,524    50,387,769
Other assets                                                  153,197       153,197
                                                           ----------    ----------

Total assets                                              $46,911,219   $51,324,194
                                                           ==========    ==========


                         LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                     $ 8,582,422   $ 6,643,203
Other liabilities                                              79,795       103,347
                                                           ----------    ----------

Total liabilities                                           8,662,217     6,746,550

Partners' equity                                           38,249,002    44,577,644
                                                           ----------    ----------

Total liabilities and partners' equity                    $46,911,219   $51,324,194
                                                           ==========    ==========

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Year Ended March 31,
                                                  ------------------------------------------
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Revenues
Other                                              $    20,952    $    16,869    $    14,021
Gain on sale of investments in subsidiary
  partnerships                                               0              0        154,577
                                                    ----------     ----------     ----------

                                                        20,952         16,869        168,598
                                                    ----------     ----------     ----------

Expenses
Administrative and management                          106,721        169,819        595,300
Administrative and management-related parties        1,689,721      1,652,680      1,631,010
                                                    ----------     ----------     ----------

Total expenses                                       1,796,442      1,822,499      2,226,310
                                                    ----------     ----------     ----------

Loss from operations                                (1,775,490)    (1,805,630)    (2,057,712)

Equity in loss of subsidiary partnerships (*)       (4,553,152)    (4,547,392)    (5,066,504)
                                                    ----------     ----------     ----------

Net loss                                           $(6,328,642)   $(6,353,022)   $(7,124,216)
                                                    ==========     ==========     ==========




(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(130,920), $(207,946) and $(176,296) for 2000, 1999, and 1998, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Year Ended March 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------  ------------  ------------
Cash flows from operating activities:

Net loss                                                 $(6,328,642)  $(6,353,022)  $(7,124,216)
                                                          ----------    ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                  4,553,152     4,547,392     5,066,504

Gain on sale of investments in subsidiary
 partnerships                                                      0             0      (154,577)

Increase (decrease) in liabilities

Due to general partners and affiliates                     1,939,219     2,490,983     1,731,718
Other liabilities                                            (23,552)       (7,895)      (25,271)
                                                          ----------    ----------    ----------

Total adjustment                                           6,468,819     7,030,480     6,618,374
                                                          ----------    ----------    ----------

Net cash provided by (used in) operating activities          140,177       677,458      (505,842)
                                                          ----------    ----------    ----------

Cash flows from investing activities:

Distributions from subsidiaries                                6,343       334,217       272,052
Decrease (increase) in cash held in escrow                   501,219      (343,638)     (157,581)
Advances and investments in
 subsidiary partnerships                                    (309,250)     (647,620)   (1,706,173)
Proceeds from sale of investments in subsidiary
 partnerships                                                      0             0     1,400,000
                                                          ----------    ----------    ----------

Net cash provided by (used in) investing
 activities                                                  198,312      (657,041)     (191,702)
                                                          ----------    ----------    ----------

Net increase (decrease) in cash and
 cash equivalents                                            338,489        20,417      (697,544)

Cash and cash equivalents, beginning of year                 282,009       261,592       959,136
                                                          ----------    ----------    ----------

Cash and cash equivalents, end of year                   $   620,498   $   282,009   $   261,592
                                                          ==========    ==========    ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                                                                              Cost Capitalized
                                                                 Initial Cost to Partnership    Subsequent to
                                                                 ---------------------------    Acquisition:
                                                                               Buildings and     Improvements
Description                                      Encumbrances       Land       Improvements      (Disposals)
-----------                                      ------------    ----------    -------------    -------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                  $ 2,519,928     $  386,180     $ 4,195,068      $  (10,325)
Seagrape Village Associates, LTD.
  Homestead, FL                                    4,543,848      1,270,000       6,123,373         709,189
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                  4,801,145        322,000       2,434,303       5,695,970
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                    4,416,803        928,979       5,382,740         179,670
Property Development Associates, L.P.
  Kansas City, MO                                  5,500,000        624,858       7,228,721       5,216,068
Whittier Plaza Associates, L.P.
  St. Louis, MO                                    1,697,003         26,920       2,015,030        (391,316)
United-Glen Arden I L.P.
  Glen Arden, MO                                  12,144,730      1,770,000       6,577,720      12,753,608
United-Glen Arden II L.P.
  Glen Arden, MO                                   9,266,543      1,190,000       4,837,436       9,064,699
Rolling Green L.P.
  Chicago, IL                                      5,833,926        466,683       4,533,670       3,658,122
Santa Juanita II L.P.
  Bayamon, PR                                      1,718,237        115,000       2,085,485       1,775,847
Spring Creek Associates, L.P.
  Brooklyn, NY                                             0      3,343,549      16,216,700      19,336,168


                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------                  Year of
                                                                Buildings and                       Accumulated   Construction/
Description                                         Land        Improvements         Total          Depreciation   Renovation
-----------                                      ----------     -------------     -----------       ------------  ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                  $  388,192      $ 4,182,731      $ 4,570,923       $ 1,079,903       1988
Seagrape Village Associates, LTD.
  Homestead, FL                                   1,275,292        6,827,270        8,102,562         1,884,849       1988
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                   327,292        8,124,981        8,452,273         1,982,319       1987
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                     916,669        5,574,720        6,491,389         1,670,650       1988
Property Development Associates, L.P.
  Kansas City, MO                                   606,704       12,462,943       13,069,647         3,837,008       1988
Whittier Plaza Associates, L.P.
  St. Louis, MO                                      32,261        1,618,373        1,650,634           605,770       1987
United-Glen Arden I L.P.
  Glen Arden, MO                                  1,775,293       19,326,035       21,101,328         8,483,162       1988
United-Glen Arden II L.P.
  Glen Arden, MO                                  1,195,293       13,896,842       15,092,135         6,046,772       1988
Rolling Green L.P.
  Chicago, IL                                       471,975        8,186,500        8,658,475         2,650,586       1988
Santa Juanita II L.P.
  Bayamon, PR                                       120,293        3,856,039        3,976,332         1,391,599       1988
Spring Creek Associates, L.P.
  Brooklyn, NY                                    2,595,782       36,300,635       38,896,417        13,144,472       1987

                                                               Life on which
                                                              Depreciation in
                                                               Latest Income
                                                    Date       Statements is
Description                                       Acquired    Computed (a)(b)
-----------                                       --------    ---------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                   July 1988     27.5 years
Seagrape Village Associates, LTD.
  Homestead, FL                                   July 1988     27.5 years
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                 Dec. 1988     40 years
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                   Oct. 1988     20-40 years
Property Development Associates, L.P.
  Kansas City, MO                                 Dec. 1988     40 years
Whittier Plaza Associates, L.P.
  St. Louis, MO                                   Dec. 1988     20-40 years
United-Glen Arden I L.P.
  Glen Arden, MO                                  Dec. 1988     8-25 years
United-Glen Arden II L.P.
  Glen Arden, MO                                  Dec. 1988     15-25 years
Rolling Green L.P.
  Chicago, IL                                     Dec. 1988     7-39 years
Santa Juanita II L.P.
  Bayamon, PR                                     Dec. 1988     27.5 years
Spring Creek Associates, L.P.
  Brooklyn, NY                                    Dec. 1988     15-27.5 years


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000
                                  (continued)

                                                                                              Cost Capitalized
                                                                 Initial Cost to Partnership    Subsequent to
                                                                 ---------------------------    Acquisition:
                                                                               Buildings and     Improvements
Description                                      Encumbrances       Land       Improvements      (Disposals)
-----------                                      ------------    ----------    -------------    -------------
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                             0        950,000       2,542,604        (527,787)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                        1,546,817          5,750       2,246,560          52,924
2051 Grand Concourse Housing Associates
  Bronx, NY                                        3,885,487         31,500       5,221,117          52,924
Robin Housing Associates
  Bronx, NY                                        5,332,550         26,750       8,186,055          52,925
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                        4,188,965         17,000       6,126,088          52,925
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                       19,245,100        159,861      21,096,862       1,234,404
West 107th Street Associates, L.P.
  Bronx, NY                                                0        305,813       3,850,928         132,299
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                0        246,495       2,689,395         167,710
Church Lane Associates
  Germantown, PA                                   1,828,884         20,000       4,009,983           3,696
Campeche Isle Apartments L.P.
  Galveston, TX                                    4,122,243        450,000       6,792,005       1,074,231
Goodfellow Place L.P.
  St. Louis, MO                                    3,900,748        160,000       4,581,787      (3,532,767)
Penn Alto Associates L.P.
  Altoona, PA                                      4,855,900         60,000       2,731,082       9,008,177
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                      4,507,608      1,322,887       7,609,024        (232,432)
Alexis Park Apartments
  Bossier City, LA                                 4,972,213        640,000       7,297,925         453,067
Williamsburg Residential
  Witchita, KS                                     1,998,926        136,974         831,584       1,878,957


                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------                  Year of
                                                                Buildings and                       Accumulated   Construction/
Description                                         Land        Improvements         Total          Depreciation   Renovation
-----------                                      ----------     -------------     -----------       ------------  ------------
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                      462,662        2,502,155        2,964,817         1,034,730       1988
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                          11,042        2,294,192        2,305,234           941,519       1988
2051 Grand Concourse Housing Associates
  Bronx, NY                                          36,792        5,268,749        5,305,541         2,149,268       1988
Robin Housing Associates
  Bronx, NY                                          32,042        8,233,688        8,265,730         3,345,856       1988
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                          22,292        6,173,721        6,196,013         2,514,142       1988
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                         166,763       22,324,364       22,491,127         6,042,267       1987
West 107th Street Associates, L.P.
  Bronx, NY                                         312,715        3,976,325        4,289,040         1,618,871       1987
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                         253,397        2,850,203        3,103,600         1,162,861       1988
Church Lane Associates
  Germantown, PA                                     26,902        4,006,777        4,033,679         1,651,337       1988
Campeche Isle Apartments L.P.
  Galveston, TX                                     456,902        7,859,334        8,316,236         2,893,651       1988
Goodfellow Place L.P.
  St. Louis, MO                                      41,102        1,167,918        1,209,020           186,540       1988
Penn Alto Associates L.P.
  Altoona, PA                                        97,907       11,701,352       11,799,259         3,803,543       1989
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                     1,329,788        7,369,691        8,699,479         3,301,277       1989
Alexis Park Apartments
  Bossier City, LA                                  646,902        7,744,090        8,390,992         3,033,554       1986
Williamsburg Residential
  Witchita, KS                                      673,429        2,174,086        2,847,515           811,419       1989

                                                              Life on which
                                                             Depreciation in
                                                              Latest Income
                                                   Date       Statements is
Description                                      Acquired    Computed (a)(b)
-----------                                      --------    ---------------
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                   Dec. 1988     27.5-31.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                      Nov. 1988     27.5 years
2051 Grand Concourse Housing Associates
  Bronx, NY                                      Nov. 1988     27.5 years
Robin Housing Associates
  Bronx, NY                                      Nov. 1988     27.5 years
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                      Nov. 1988     27.5 years
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                      Jan. 1989     40 years
West 107th Street Associates, L.P.
  Bronx, NY                                      Jan. 1989     27.5-31.5 years
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                      Jan. 1989     27.5-31.5 years
Church Lane Associates
  Germantown, PA                                 Feb. 1989     15 - 27.5 years
Campeche Isle Apartments L.P.
  Galveston, TX                                  May 1989      27.5 years
Goodfellow Place L.P.
  St. Louis, MO                                  May 1989      10 - 40 years
Penn Alto Associates L.P.
  Altoona, PA                                    June 1989     27.5 - 40 years
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                    July 1989     25 years
Alexis Park Apartments
  Bossier City, LA                               July 1989     27.5 years
Williamsburg Residential
  Witchita, KS                                   Aug. 1989     40 years


                       LIBERTY TAX CREDIT PLUS II L.P.
                               AND SUBSIDIARIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Partnership Property Pledged as Collateral
                                MARCH 31, 2000
                                 (continued)

                                                                       Cost Capitalized
                                          Initial Cost to Partnership    Subsequent to
                                          ---------------------------    Acquisition:
                                                        Buildings and     Improvements
Description               Encumbrances       Land       Improvements      (Disposals)
-----------               ------------    ----------    -------------    -------------
Victory Apartments
  Chicago, IL               6,276,848        161,500       4,929,133       5,060,820
                          -----------     ----------     -----------      ----------
                         $119,104,452    $15,138,699    $152,372,378     $72,919,773
                          ===========     ==========     ===========      ==========

                                                                                                                      Life on which
                           Gross Amount at which Carried At Close of Period                                          Depreciation in
                           ------------------------------------------------                  Year of                  Latest Income
                                         Buildings and                       Accumulated   Construction/    Date      Statements is
Description                  Land        Improvements         Total          Depreciation   Renovation    Acquired   Computed (a)(b)
-----------               ----------     -------------     -----------       ------------  ------------   --------   ---------------
Victory Apartments
  Chicago, IL                168,402        9,983,051       10,151,453         2,519,833       1988      Sept. 1989    40 years
                          ----------      -----------      -----------        ----------
                         $14,444,085     $225,986,765     $240,430,850       $79,787,758
                          ==========      ===========      ===========        ==========

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.

                                            Cost of Property and Equipment                       Accumulated Depreciation
                                    ----------------------------------------------      -------------------------------------------
                                                                          Year Ended March 31,
                                    -----------------------------------------------------------------------------------------------
                                        2000             1999             1998             2000            1999             1998
                                    ------------     ------------     ------------      -----------     -----------     -----------
Balance at beginning of period      $239,416,349     $237,581,800     $236,910,301      $72,210,811     $64,545,022     $56,299,580
Additions during period:
Improvements                           1,197,054        1,866,699          792,036
Depreciation expense                                                                      7,700,682       7,694,504       8,358,728
Deductions during period:
Dispositions                            (182,553)         (32,150)        (120,537)        (123,735)        (28,715)       (113,286)
                                     -----------      -----------      -----------       ----------      ----------      ----------
Balance at close of period          $240,430,850     $239,416,349     $237,581,800      $79,787,758     $72,210,811     $64,545,022
                                     ===========      ===========      ===========       ==========      ==========      ==========

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