Form 10-Q
period 2000-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2000-08-10
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                    13-3458180
-----------------------                                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                                  10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                    ============    ============
                                                      June 30,        March 31,
                                                       2000             2000
                                                    ------------    ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $81,670,565  and $79,787,758,
  respectively                                      $158,809,358    $160,643,092
Cash and cash equivalents                              1,865,340       2,463,141
Cash held in escrow                                    8,137,839       7,798,477
Deferred costs, net of accumulated
  amortization of $2,373,039
  and $2,323,641, respectively                         3,888,075       3,937,473
Other assets                                           5,190,853       5,229,595
                                                    ------------    ------------
Total assets                                        $177,891,465    $180,071,778
                                                    ============    ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ============    ============
                                                     June 30,        March 31,
                                                      2000             2000
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage notes payable                             $118,741,054    $119,104,452
Accounts payable and other
  liabilities                                         8,849,119       9,094,539
Due to local general partners and
  affiliates                                         10,652,834      10,326,684
Due to general partners and affiliates                8,955,747       8,887,441
Due to selling partners                               2,161,568       2,159,692
                                                   ------------    ------------
Total liabilities                                   149,360,322     149,572,808
                                                   ------------    ------------
Minority interest                                     3,454,535       3,542,196
                                                   ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)                            25,856,526      27,717,890
General partners                                       (779,918)       (761,116)
                                                   ------------    ------------
Total partners' capital (deficit)                    25,076,608      26,956,774
                                                   ------------    ------------
Total liabilities and partners'
  capital (deficit)                                $177,891,465    $180,071,778
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             JUNE 30,
                                                     2000               1999*
                                                  -----------------------------
Revenues
Rentals, net                                      $ 6,544,882       $ 6,417,193
Other                                                 148,707           174,492
                                                  -----------       -----------

Total revenue                                       6,693,589         6,591,685
                                                  -----------       -----------
Expenses
General and administrative                          1,681,551         1,584,211
General and administrative-
         related parties (Note 2)                     643,156           635,696
Repairs and maintenance                             1,112,323         1,028,736
Operating                                             754,698           760,879
Taxes                                                 274,934           279,789
Insurance                                             289,658           294,654
Interest                                            1,954,011         1,984,273
Depreciation and amortization                       1,932,205         1,939,521
                                                  -----------       -----------
Total expenses                                      8,642,536         8,507,759
                                                  -----------       -----------
Loss before minority interest                      (1,948,947)       (1,916,074)

Minority interest in loss of
         subsidiaries                                  68,781           115,378
                                                  -----------       -----------
Net loss                                          $(1,880,166)      $(1,800,696)
                                                  ===========       ===========
Net loss-limited partners                         $(1,861,364)      $(1,782,689)
                                                  ===========       ===========

Number of BACs outstanding                          115,917.5         115,917.5
                                                  ===========      ===========

Net loss per BAC                                  $    (16.06)      $    (15.38)
                                                  ===========       ===========


*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                               ============================================
                                                 Limited         General
                                   Total         Partners        Partners
                               --------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000                $ 26,956,774    $ 27,717,890    $   (761,116)
Net loss                         (1,880,166)     (1,861,364)        (18,802)
                               ------------    ------------    ------------
Partners' capital
  (deficit) -
  June 30, 2000                $ 25,076,608    $ 25,856,526    $   (779,918)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                        =====================================
                                                  Three Months Ended
                                                        June 30,
                                        -------------------------------------
                                            2000                      1999
                                        -------------------------------------
Cash flows from operating activities:

Net loss                                $(1,880,166)              $(1,800,696)
                                        -----------               -----------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization             1,932,205                 1,939,521
Minority interest in loss of
  subsidiaries                              (68,781)                 (115,378)
Decrease (increase) in other assets          38,742                    (7,561)
Increase in cash held
  in escrow                                (203,747)               (1,197,224)
Decrease in accounts payable and
  other liabilities                        (245,420)               (1,441,007)
Increase in due to general partners
  and affiliates                             68,306                   351,328
Increase in due to local general
  partners and affiliates                   419,125                   365,497
Decrease in due to local general
  partners and affiliates                   (92,975)                 (568,714)
                                        -----------               -----------
Total adjustments                         1,847,455                  (673,538)
                                        -----------               -----------

Net cash used in operating activities       (32,711)               (2,474,234)
                                        -----------               -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                 (49,073)                 (179,577)
Increase in cash held in escrow            (135,615)                 (229,544)
                                        -----------               -----------
Net cash used in investing activities      (184,688)                 (409,121)
                                        -----------               -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)

                                        =====================================
                                                  Three Months Ended
                                                        June 30,
                                        -------------------------------------
                                            2000                      1999
                                        -------------------------------------
Cash flows from financing activities:

Increase in deferred costs                        0                  (192,204)
Repayments of mortgage notes               (363,398)               (2,031,854)
Proceeds of mortgage notes                        0                 5,865,000
Increase (decrease) in due to selling
  partners                                    1,876                (1,448,129)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                  (18,880)                 (127,501)
                                        -----------               -----------

Net cash (used in) provided by
  financing activities                     (380,402)                2,065,312
                                        -----------               -----------

Net decrease in cash and
  cash equivalents                         (597,801)                 (818,043)

Cash and cash equivalents at
  beginning of period                     2,463,141                 3,334,363
                                        -----------               -----------

Cash and cash equivalents at
  end of period                         $ 1,865,340               $ 2,516,320
                                        ===========               ===========


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $175,000 and $140,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles. In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2000.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                                    =========================
                                                       Three Months Ended
                                                              June 30,
                                                    -------------------------
                                                       2000             1999
                                                    -------------------------
Partnership management fees (a)                     $374,000         $374,000
Expense reimbursement (b)                             27,680           25,330
Property management fees incurred
  to affiliates of the General Partners (c)           90,984           89,268
Local administrative fee (d)                          13,000           12,000
                                                    --------         --------
Total general and administrative-
  General Partners                                   505,664          500,598
                                                    --------         --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)                 137,492          135,098
                                                    --------         --------
Total general and administrative-
  related parties                                   $643,156         $635,696
                                                    ========         ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,190,000 and $6,816,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $378,362 and $395,949 for the three months ended June 30, 2000 and 1999, respectively. Of these fees $228,476 and $224,366 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $90,984 and $89,268 for the three months ended June 30, 2000 and 1999, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

ROLLING GREEN L.P. ("ROLLING GREEN")
On February 1, 1999, Rolling Green refinanced its existing indebtedness by borrowing $5,865,000 from the United States Department of Housing and Urban Development ("HUD"). The loan bears interest at the rate of 6.85% per annum, and matures on March 1, 2034. Rolling Green's prior mortgage indebtedness in the principal amount of approximately $1,671,000 and a purchase money note of $1,450,000 along with $1,695,000 in accrued interest were repaid.

Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

ROBIN HOUSING ASSOCIATES
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. The Partnership's insurance carrier intends to defend the Partnership vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

GOODFELLOW PLACE LIMITED PARTNERSHIP
On March 31, 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). It is anticipated that the New General Partner will release approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 will be released and paid to St. Louis Community Development Agency ("CDA") to fully defease and extinguish the promissory note payable. If the above transaction is consummated, then Goodfellow will recognize approximately $1,600,000 as forgiveness of indebtedness income with respect to the promissory note. Goodfellow is considering contacting the first mortgage lender to seek a reduction of the debt service to allow the current anticipated cash flow to continue to maintain the property for the long term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the three months ended June 30, 2000, distributions received by the Partnership from operations of the Local Partnerships were approximately $240,000.

During the three months ended June 30, 2000, cash and cash equivalents decreased approximately $598,000. This decrease was primarily due to cash used in operating activities ($33,000), acquisitions of property and equipment ($49,000), repayments of mortgage notes ($364,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($19,000), and an increase in cash held in escrow relating to investing activities ($136,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,932,000).

Partnership management fees owed to the General Partners amounting to approximately $7,190,000 and $6,816,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2000 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 2% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to rental rate increases.

Other income decreased approximately $26,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to a drug grant received at one Local Partnership in 1999.

Total expenses, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         ----------------------------------
                                  (Registrant)


                             By:      RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner

                             By:      Related Credit Properties II Inc.,
                                      its General Partner

Date: August 10, 2000

                             By:      /s/ Alan P. Hirmes
                                      -----------------------
                                      President and Chief Executive Officer
                                     (Principal Executive and Financial
                                      Officer)

                        and

                             By:      LIBERTY GP II INC.,
                                      a General Partner

Date: August 10, 2000

                             By:      /s/ Alan P. Hirmes
                                      -----------------------
                                      Alan P. Hirmes,
                                      President
                             and

                             BY:      LIBERTY ASSOCIATES II, L.P.
                                      a General Partner

                             BY:      Related Credit Properties II, Inc.,
                                      its General Partner

Date: August 10, 2000

                             By:      /s/ Alan P. Hirmes
                                      -----------------------
                                      Alan P. Hirmes,
                                      President

                          and

                             By:      Liberty GP II Inc.,
                                      its General Partner

Date: August 10, 2000

                             By:      /s/ Alan P. Hirmes
                                      -----------------------
                                      Alan P. Hirmes,
                                      President