Form 10-Q
period 2000-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2000-11-01
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
          ---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)


          Delaware                                             13-3458180
--------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                         10022
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

              PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                          =============  ============
                                          September 30,   March 31,
                                              2000           2000
                                          -------------  ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $83,645,898 and $79,787,758,
  respectively                            $157,001,141   $160,643,092
Cash and cash equivalents                    1,390,337      2,463,141
Cash held in escrow                          8,071,711      7,798,477
Deferred costs, net of accumulated
  amortization of $2,445,974
  and $2,323,641, respectively               3,817,878      3,937,473
Other assets                                 4,398,106      5,229,595
                                           -----------    -----------
Total assets                              $174,679,173   $180,071,778
                                           ===========    ===========

             LIBERTY TAX CREDIT PLUS II L.P.
                     AND SUBSIDIARIES
               Consolidated Balance Sheets
                       (Unaudited)
                       (continued)

                                          =============  ============
                                          September 30,   March 31,
                                              2000           2000
                                          -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage notes payable                    $117,697,659   $119,104,452
Accounts payable and other
  liabilities                                8,217,273      9,094,539
Due to local general partners and
  affiliates                                10,656,538     10,326,684
Due to general partners and affiliates       9,535,458      8,887,441
Due to selling partners                      2,163,443      2,159,692
                                           -----------    -----------
Total liabilities                          148,270,371    149,572,808
                                           -----------    -----------
Minority interest                            3,120,069      3,542,196
                                           -----------    -----------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)                   24,086,529     27,717,890
General partners                              (797,796)      (761,116)
                                           -----------    -----------
Total partners' capital (deficit)           23,288,733     26,956,774
                                           -----------    -----------
Total liabilities and partners'
  capital (deficit)                       $174,679,173   $180,071,778
                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                     =========================      ==========================
                         Three Months Ended              Six Months Ended
                            September 30,                  September 30,
                     -------------------------      --------------------------
                         2000          1999*           2000            1999*
                     -------------------------      --------------------------
Revenues
Rentals, net         $ 6,545,373   $ 6,451,367      $13,090,255    $12,868,560
Other                    230,494       143,304          379,201        317,796
                      ----------    ----------       ----------     ----------

Total revenue          6,775,867     6,594,671       13,469,456     13,186,356
                      ----------    ----------       ----------     ----------

Expenses
General and
  administrative       1,643,207     1,536,395        3,324,758      3,120,606
General and
  administrative-
  related parties
  (Note 2)               696,905       656,715        1,340,061      1,292,411
Repairs and
  maintenance          1,559,382     1,198,432        2,671,705      2,227,168
Operating                726,268       631,943        1,480,966      1,392,822
Taxes                    274,203       261,219          549,137        541,008
Insurance                272,909       259,480          562,567        554,134
Interest               1,409,689     2,003,930        3,363,700      3,988,203
Depreciation and
  amortization         2,048,268     2,028,009        3,980,473      3,967,530
                      ----------    ----------       ----------     ----------
Total expenses         8,630,831     8,576,123       17,273,367     17,083,882
                      ----------    ----------       ----------     ----------

Loss before
  minority interest   (1,854,964)   (1,981,452)      (3,803,911)    (3,897,526)

Minority interest
  in loss of
  subsidiaries            67,089        56,314          135,870        171,692
                      ----------    ----------       ----------     ----------
Net loss             $(1,787,875)  $(1,925,138)     $(3,668,041)   $(3,725,834)
                      ==========    ==========       ==========     ==========
Net loss-limited
  partners           $(1,769,997)  $(1,905,887)     $(3,631,361)   $(3,688,576)
                      ==========    ==========       ==========     ==========

Number of BACs
  outstanding          115,917.5     115,917.5        115,917.5      115,917.5
                      ==========    ==========       ==========     ==========

Net loss per BAC     $    (15.27)  $    (16.44)     $    (31.33)   $    (31.82)
                      ==========    ==========       ==========     ==========

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                   =======================================
                                   Limited       General
                      Total       Partners       Partners
                   ---------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000    $26,956,774   $27,717,890    $(761,116)
Net loss            (3,668,041)   (3,631,361)     (36,680)
                   -----------   -----------    ---------
Partners' capital
  (deficit) -
  September 30,
  2000             $23,288,733   $24,086,529    $(797,796)
                    ==========    ==========     ========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                            ====================
                                               Six Months Ended
                                                September 30,
                                            --------------------
                                            2000            1999
                                            --------------------
Cash flows from operating activities:

Net loss                                 $(3,668,041)   $(3,725,834)
                                         -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization              3,980,473      3,967,530
Minority interest in loss of
  subsidiaries                              (135,870)      (171,692)
Decrease in other assets                     831,489        500,416
Increase in cash held
  in escrow                                 (141,089)    (1,469,879)
Decrease in accounts payable and
  other liabilities                         (877,266)    (1,249,008)
Increase in due to general partners
  and affiliates                             648,017        977,030
Increase in due to local general
  partners and affiliates                    508,182        383,991
Decrease in due to local general
  partners and affiliates                   (178,328)      (598,133)
                                         -----------    -----------
Total adjustments                          4,635,608      2,340,255
                                          ----------     ----------

Net cash provided by (used in)
  operating activities                       967,567     (1,385,579)
                                          ----------     ----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                 (216,189)      (354,083)
Increase in cash held in escrow             (132,145)      (233,942)
                                          ----------     ----------
Net cash used in investing activities       (348,334)      (588,025)
                                          ----------     ----------



             LIBERTY TAX CREDIT PLUS II L.P.
                     AND SUBSIDIARIES
                 Statements of Cash Flows
     Increase (Decrease) in Cash and Cash Equivalents
                       (Unaudited)
                       (continued)

                                            ====================
                                               Six Months Ended
                                                September 30,
                                            --------------------
                                            2000            1999
                                            --------------------
Cash flows from financing activities:

Increase in deferred costs                    (2,738)      (193,836)
Repayments of mortgage notes              (1,406,793)    (2,333,353)
Proceeds of mortgage notes                         0      5,865,000
Increase (decrease) in due to selling
  partners                                     3,751     (1,446,254)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                  (286,257)      (152,200)
                                         -----------    -----------

Net cash (used in) provided by
  financing activities                    (1,692,037)     1,739,357
                                          ----------     ----------

Net decrease in cash and
  cash equivalents                        (1,072,804)      (234,247)

Cash and cash equivalents at
  beginning of period                      2,463,141      3,334,363
                                          ----------     ----------

Cash and cash equivalents at
  end of period                          $ 1,390,337    $ 3,100,116
                                          ==========     ==========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $167,000 and $134,000 and $342,000 and $274,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary partnership is equal to the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999, respectively, and cash flows for the six months ended September 30, 2000 and 1999, respectively. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2000.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:

                               Three Months Ended           Six Months Ended
                                  September 30,               September 30,
                             ---------------------      ------------------------
                               2000          1999          2000          1999
                             ---------------------      ------------------------
Partnership manage-
  ment fees (a)           $   374,000   $   374,000     $   748,000   $  748,000
Expense reimburse-
  ment (b)                     40,177        35,100          67,857       60,430
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)         90,984        89,268         181,968      178,536
Local administrative
  fee (d)                      13,000        12,000          26,000       24,000
                           ----------    ----------      ----------    ---------
Total general and
  administrative-
  General Partners            518,161       510,368       1,023,825    1,010,966
                           ----------    ----------      ----------    ---------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)                178,744       146,347         316,236      281,445
                           ----------    ----------      ----------    ---------
Total general and
  administrative-
  related parties         $   696,905   $   656,715     $ 1,340,061   $1,292,411
                           ==========    ==========      ==========    =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,564,000 and $6,816,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $431,429 and $421,686 and $809,791 and $817,635 for the three and six months ended September 30, 2000 and 1999, respectively. Of these fees, $269,728 and $235,615 and $498,204 and $459,981, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $90,984 and $89,268 and $181,968 and $178,536 for the three and six months ended September 30, 2000 and 1999, respectively, which were also incurred to affiliates of the Partnership.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

GOODFELLOW PLACE LIMITED PARTNERSHIP
On March 31, 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). On August 21, 2000 the New General Partner released approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 was released and paid to St. Louis Community Development Agency ("CDA") to fully defease and extinguish the promissory note payable. Goodfellow will recognize approximately $1,600,000 as forgiveness of indebtedness income with respect to the promissory note. Goodfellow is considering contacting the first mortgage lender to seek a reduction of the debt

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


service to allow the current anticipated cash flow to continue to maintain the property for the long term.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the six months ended September 30, 2000, distributions received by the Partnership from operations of the Local Partnerships were approximately $240,000.

During the six months ended September 30, 2000, cash and cash equivalents decreased approximately $1,073,000. This decrease was primarily due to acquisitions of property and equipment ($216,000), repayments of mortgage notes ($1,407,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($286,000) and an increase in cash held in escrow relating to investing activities ($132,000) which exceeded cash provided by operating activities ($968,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,980,000).

Partnership management fees owed to the General Partners amounting to approximately $7,564,000 and $6,816,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 30, 2000 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 1% and 2% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to rental rate increases.

Other income increased approximately $87,000 and $61,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to the receipt of a tax refund for prior years' taxes at one Local Partnership.

Total expenses, excluding repairs and maintenance, operating and interest remained fairly consistent with increases of approximately 4% and 3% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

Repairs and maintenance increased approximately $361,000 and $445,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to window repairs, pool repairs and painting at two Local Partnerships.

Operating increased approximately $94,000 and $88,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to increased utilities expenses at two Local Partnerships.

Interest decreased approximately $594,000 and $625,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to the reversal of accrued interest at one Local Partnership in 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

                PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)


                            By: RELATED CREDIT PROPERTIES II L.P.,
                                a General Partner

                            By: Related Credit Properties II Inc.,
                                its General Partner

Date:  November 1, 2000

                                By:/s/ Alan P. Hirmes
                                   ----------------------------
                                   Alan P. Hirmes,
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial
                                   Officer)

                           and

                           By: LIBERTY GP II INC.,
                               a General Partner

Date:  November 1, 2000

                                By:/s/ Alan P. Hirmes
                                   ----------------------------
                                   Alan P. Hirmes,
                                   President
                           and

                           By: LIBERTY ASSOCIATES II, L.P.
                               a General Partner

                           By: Related Credit Properties II Inc.,
                               its General Partner

Date:  November 1, 2000

                               By: /s/ Alan P. Hirmes
                                  ----------------------------
                                  Alan P. Hirmes,
                                  President


                           and

                           By: Liberty GP II Inc.,
                               its General Partner

Date:  November 1, 2000

                               By: /s/ Alan P. Hirmes
                                   ----------------------------
                                  Alan P. Hirmes,
                                  President