Form 10-Q
period 2000-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2001-01-31
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
------ OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                           13-3458180
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification
No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                  December 31,      March 31,
                                                     2000             2000
                                               ---------------   --------------

ASSETS
Property and equipment, net of
  accumulated depreciation
  of $85,575,125 and $79,787,758,
  respectively                                    $155,284,836     $160,643,092
Cash and cash equivalents                            2,022,738        2,463,141
Cash held in escrow                                  7,606,438        7,798,477
Deferred costs, net of accumulated
  amortization of $2,465,105
  and $2,323,641, respectively                       3,798,747        3,937,473
Other assets                                         3,896,511        5,229,595
                                                 -------------    -------------

Total assets                                     $ 172,609,270    $ 180,071,778
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                                  December 31,      March 31,
                                                     2000             2000
                                                --------------   --------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
Mortgage notes payable                           $ 115,529,863    $ 119,104,452
Accounts payable and other
  liabilities                                        7,949,395        9,094,539
Due to local general partners and
  affiliates                                        10,732,683       10,326,684
Due to general partners and affiliates              10,024,757        8,887,441
Due to selling partners                              2,165,318        2,159,692
                                                 -------------    -------------
Total liabilities                                  146,402,016      149,572,808
                                                 -------------    -------------

Minority interest                                    3,071,022        3,542,196
                                                 -------------    -------------

Commitments and contingencies (Note 4)

Partners' capital (deficit)
Limited partners (115,917.5 BACs
  issued and outstanding)                           23,935,553       27,717,890
General partners                                      (799,321)        (761,116)
                                                 -------------    -------------
Total partners' capital (deficit)                   23,136,232       26,956,774
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 172,609,270    $ 180,071,778
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                              Three Months Ended             Nine Months Ended
                                  December 31,                   December 31,
                             2000            1999*          2000             1999*
                         ----------------------------    ----------------------------

Revenues
Rentals, net             $  6,623,883    $  6,459,674    $ 19,714,138    $ 19,328,234
Other                         205,760         165,601         584,961         483,397
                         ------------    ------------    ------------    ------------

Total revenue               6,829,643       6,625,275      20,299,099      19,811,631
                         ------------    ------------    ------------    ------------

Expenses
General and
  administrative            1,715,058       1,794,821       5,039,816       4,915,427
General and
  administrative-
  related parties
  (Note 2)                    650,169         688,078       1,990,230       1,980,489
Repairs and
  maintenance               1,459,455       1,613,001       4,131,160       3,840,169
Operating                     616,387         544,691       2,097,353       1,937,513
Taxes                         280,975         268,119         830,112         809,127
Insurance                     248,310         275,713         810,877         829,847
Interest                    1,893,897       1,923,637       5,257,597       5,911,840
Depreciation and
  amortization              1,948,358       1,910,253       5,928,831       5,877,783
                         ------------    ------------    ------------    ------------
Total expenses              8,812,609       9,018,313      26,085,976      26,102,195
                         ------------    ------------    ------------    ------------

Loss before
  minority interest
  and extra-
  ordinary item            (1,982,966)     (2,393,038)     (5,786,877)     (6,290,564)
Minority interest in
  loss of subsidiaries         27,843          33,050         163,713         204,742
                         ------------    ------------    ------------    ------------
Loss before extra-
  ordinary item            (1,955,123)     (2,359,988)     (5,623,164)     (6,085,822)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 3)           1,802,622               0       1,802,622               0
                         ------------    ------------    ------------    ------------
Net income (loss)        $   (152,501)   $ (2,359,988)   $ (3,820,542)   $ (6,085,822)
                         ============    ============    ============    ============

Limited Partners
  Share:
Loss before extra-
  ordinary item          $ (1,935,572)   $ (2,336,388)   $ (5,566,932)   $ (6,024,964)
Extraordinary item          1,784,595               0       1,784,595               0
                         ------------    ------------    ------------    ------------

Net income (loss)        $   (150,977)   $ (2,336,388)   $ (3,782,337)   $ (6,024,964)
                         ============    ============    ============    ============

Number of units
  outstanding               115,917.5       115,917.5       115,917.5       115,917.5
                         ============    ============    ============    ============

Income (loss) before
  extraordinary
  item per limited
  partner unit           $     (16.70)   $     (20.16)   $     (48.02)   $     (51.98)
Extraordinary item
  per limited
  partner unit                  15.40               0           15.40               0
                         ------------    ------------    ------------    ------------

Net income(loss)
  per limited
  partner unit           $      (1.30)   $     (20.16)   $     (32.62)   $     (51.98)
                         ============    ============    ============    ============


*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial
Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                                   Limited           General
                                   Total           Partners          Partners
                               ------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000                $ 26,956,774      $ 27,717,890      $   (761,116)
Net loss                         (3,820,542)       (3,782,337)          (38,205)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  December 31, 2000            $ 23,136,232      $ 23,935,553      $   (799,321)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                        Nine Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ---------------------------

Cash flows from operating activities:

Net loss                                             $(3,820,542)   $(6,085,822)
                                                     -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                          5,928,831      5,877,783
Extraordinary item - forgiveness
  of indebtedness income (Note 3)                     (1,802,622)             0
Minority interest in loss of
  subsidiaries                                          (163,713)      (204,742)
Decrease in other assets                               1,333,084        252,056
Decrease (increase) in cash held
  in escrow                                              262,714       (838,356)
Decrease in accounts payable and
  other liabilities                                   (1,145,144)    (1,221,974)
Increase in due to general partners
  and affiliates                                       1,137,316      1,507,904
Increase in due to local general
  partners and affiliates                                584,447        432,669
Decrease in due to local general
  partners and affiliates                               (178,448)      (708,970)
                                                     -----------    -----------
Total adjustments                                      5,956,465      5,096,370
                                                     -----------    -----------

Net cash provided by (used in)
  operating activities                                 2,135,923       (989,452)
                                                     -----------    -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                             (429,111)      (411,394)
Increase in cash held in escrow                          (70,675)      (340,036)
                                                     -----------    -----------
Net cash used in investing activities                   (499,786)      (751,430)
                                                     -----------    -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                        Nine Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ---------------------------


Cash flows from financing activities:

Increase in deferred costs                                (2,738)      (193,836)
Repayments of mortgage notes                          (1,771,967)    (2,608,264)
Proceeds of mortgage notes                                     0      5,865,000
Increase (decrease) in due to selling
  partners                                                 5,626     (1,444,379)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                              (307,461)      (183,299)
                                                     -----------    -----------

Net cash (used in) provided by
  financing activities                                (2,076,540)     1,435,222
                                                     -----------    -----------

Net decrease in cash and
  cash equivalents                                      (440,403)      (305,660)

Cash and cash equivalents at
  beginning of period                                  2,463,141      3,334,363
                                                     -----------    -----------

Cash and cash equivalents at
  end of period                                      $ 2,022,738    $ 3,028,703
                                                     ===========    ===========


Supplemental disclosure of non cash activity:
Forgiveness of indebtedness (Note 3)

Decrease in mortgage notes payable                    (1,802,622)             0



See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $84,000 and $127,000 and $426,000 and $401,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The
Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999, respectively, and cash flows for the nine months ended December 31, 2000 and 1999, respectively. However, the operating results for the nine months ended December 31, 2000 may not be indicative of the results for the year.

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

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                                   Three Months Ended       Nine Months Ended
                                      December 31,             December 31,
                                   2000         1999         2000        1999
                                ----------------------    ----------------------
Partnership manage-
  ment fees (a)                $  374,000   $  374,000   $1,122,000   $1,122,000
Expense reimburse-
  ment (b)                         56,021       77,453      123,878      137,883
Property manage-
  ment fees incurred
  to affiliates of the
  General Partners (c)             90,984       89,268      272,952      267,804
Local administrative
  fee (d)                          13,000       12,000       39,000       36,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                534,005      552,721    1,557,830    1,563,687
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (c)                    116,164      135,357      432,400      416,802
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties              $  650,169   $  688,078   $1,990,230   $1,980,489
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,938,000 and $6,816,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $423,376 and $398,008 and $1,233,167 and $1,215,643 for the three and nine months ended December 31, 2000 and 1999, respectively. Of these fees, $207,148 and $224,625 and $705,352 and $684,606, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $90,984 and $89,268 and $272,952 and $267,804 for the three and nine months ended December 31, 2000 and 1999, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.



Note 3 - Mortgage Note Payable

Goodfellow Place Limited Partnership
------------------------------------
On March 31, 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). On August 21, 2000 the New General Partner released approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 was released and paid to St. Louis Community Development Agency ("CDA") to fully defease and extinguish the promissory note payable. Goodfellow recognized approximately $1,803,000 as forgiveness of indebtedness income with respect to the promissory note.



Note 4 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Robin Housing Associates
------------------------
Robin Housing Associates ("Robin Housing") is a defendant in several personal injury lawsuits. Robin Housing's insurance carrier intends to defend Robin Housing vigorously. Counsel believes that the insurance coverage is adequate to cover any liability arising from this action. It is management's opinion that no accrual for potential losses is currently warranted in the financial statements. Because the Partnership is a limited partner in Robin Housing, the maximum loss which the Partnership would suffer is its investment in Robin Housing.

Metropolitan Towers Associates, L.P.
------------------------------------
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership would suffer is its investment in Metropolitan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000 the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are rental revenues which are fully utilized at the property level and cash distributions from the operations of the Local Partnerships in which the Partnership has invested. These sources of funds are available to meet obligations of the Partnership. During the nine months ended December 31, 2000, distributions received by the Partnership from operations of the Local Partnerships were approximately $246,000.

During the nine months ended December 31, 2000, cash and cash equivalents decreased approximately $440,000. This decrease was primarily due to acquisitions of property and equipment ($429,000), repayments of mortgage notes ($1,772,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($307,000) and an increase in cash held in escrow relating to investing activities ($71,000) which exceeded cash provided by operating activities ($2,136,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is forgiveness of indebtedness income ($1,802,000) and depreciation and amortization ($5,929,000).

Partnership management fees owed to the General Partners amounting to approximately $7,938,000 and $6,816,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations
---------------------

Results of  operations  for the three and nine months  ended  December  31, 2000
consisted   primarily  of  the  results  of  the  Partnership's   investment  in
twenty-seven Local Partnerships.

Rental income increased approximately 3% and 2% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, primarily due to rental rate increases.

Other income increased approximately $40,000 and $102,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, primarily due to the receipt of a tax refund for prior years' taxes at one Local Partnership.

Total expenses, excluding operating and interest remained fairly consistent with a decrease of 5% and an increase of 2% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

Operating increased approximately $72,000 and $160,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, primarily due to increased utilities expense at one Local Partnership.

Interest decreased approximately $654,000 for the nine months ended December 31, 2000 as compared to the corresponding period in 1999, primarily due to the reversal of accrued interest at one Local Partnership in 2000.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)


               By: RELATED CREDIT PROPERTIES II L.P.,
                                a General Partner

               By: Related Credit Properties II Inc.,
                               its General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President and Chief ExecutiveOfficer
                      (Principal Executive and Financial
                      Officer)

               and

               By: LIBERTY GP II INC.,
                                a General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President
               and

               By: LIBERTY ASSOCIATES II, L.P.
                                a General Partner

               By: Related Credit Properties II Inc.,
                               its General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President


               and

                             By: Liberty GP II Inc.,
                               its General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)


               By: RELATED CREDIT PROPERTIES II L.P.,
                                a General Partner

               By: Related Credit Properties II Inc.,
                               its General Partner

Date:  January 31, 2001

                              By:/s/ Alan P. Hirmes
                              ---------------------
                              Alan P. Hirmes,
                              President and Chief ExecutiveOfficer
                              (Principal Executive and Financial
                              Officer)

               and

               By: LIBERTY GP II INC.,
                                a General Partner

Date:  January 31, 2001

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
               and

               BY: LIBERTY ASSOCIATES II, L.P.
                                a General Partner

               BY: Related Credit Properties II Inc.,
                               its General Partner

Date:  January 31, 2001

                              By:/s/ Alan P. Hirmes
                                -------------------
                                Alan P. Hirmes,
                                President


               and

                             By: Liberty GP II Inc.,
                               its General Partner

Date:  January 31, 2001

                              By:/s/ Alan P. Hirmes
                                -------------------
                                Alan P. Hirmes,
                                President