Form 10-K
period 2001-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2001-06-14
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-3458180
--------------------------------------------              ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------                         -----------------
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

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit") ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2001, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. In June 1997, the Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership and 32.32% of its limited partnership interest in Property Development Associates, L.P. See Results of Operations of Certain Local Partnerships.

Liberty Associates is the special limited partner in all 27 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

Investment Objectives, Tax Credits
----------------------------------

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Apartment Complex is placed in service.);

2.  Preserve and protect the Partnership's capital;

3. Participate in any capital appreciation in the value of the Apartment Complexes and provide distributions of sale or refinancing proceeds upon the disposition of the Apartment Complexes;

4. Provide cash distributions when available from the operations of Apartment Complexes and Rehabilitations Projects; and

5. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset active business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Apartment Complex, ten years from the date of investment or, if later, the date the Apartment Complex is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if
(i) the Local Partnership ceases to meet qualification requirements , (ii) there is a decrease in the qualified basis of Apartment Complex, or (iii) there is a reduction in its interest in the Apartment Complex at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership is in the final years of its Credit Period. The Tax Credits are available for a ten-year period which commences when a Property is leased to qualified tenants. However, the annual Tax Credits available in the year in which an Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period may not be claimed by the Partnership.

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partner of the Local Partnership ("Local General Partners") undertake to fund operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2001, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $4,415,175, $12,240,583 and $16,707,661 in Tax Credits during the 2000, 1999 and 1998 Fiscal Years, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2001, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential properties.

Competition
-----------

The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in business which may compete with the Partnership.

Employees
---------

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
              Partner(s) Limited Partner  Credit Plus II L.P. Limited Partners*
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

*Each is an affiliate of Liberty Tax Credit Plus II L.P., with the same management.


                           Local Partnership Schedule

Name and Location                                      % of Units Occupied  at  May 1,
                                                     -----------------------------------
(Number of Units)                   Date Acquired    2001   2000  1999   1998 1997
-----------------                   -------------    ----   ----  ----   ---- ----
Polynesian Apartments Associates,
  Ltd. (a Limited Partnership)
  Homestead, FL (84)                July 1988         99     96     99    96    100
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)               July 1988         98     98     98    96    100
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)             December 1988     99     98     99    99     95
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                October 1988      93     93     95    93     90
Property Development Associates, L.P.
  Kansas City, MO (232)             December 1988     84     94     97    95     98
Whittier Plaza Associates
  Limited Partnership
  St. Louis, MO (27)                December 1988    100     89     96    78     81
United-Glen Arden I
  Limited Partnership
  Glen Arden, MD (354)              December 1988     98     97     96    96     91
United-Glen Arden II
  Limited Partnership
  Glen Arden, MD (238)              December 1988     99     98     98    98     95
Rolling Green Limited Partnership
  Chicago, IL (224)                 December 1988     96     90     75    97     96
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                  December 1988     93    100     97    96    100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                December 1988     98     98     98    99     97
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                 December 1988    100    100    100   100    100
Upper Fifth Avenue Residential
  Associates, L.P.
  New York, NY (151)                January 1989      99    100     99    98     96
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                 January 1989     100    100    100    96    100
General Atlantic Second Avenue
  Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                 January 1989     100    100    100   100     95
Church Lane Associates
  Germantown, PA (40)               February 1989     98     95    100    98     98
Campeche Isle Apartments
  Limited Partnership
  Galveston, TX (208)               May 1989          96     85     87    78     70
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                   November 1988     93     98     99    95     99
Concourse Artists Housing
  Associates (a Limited Partnership)
  Bronx, NY (23)                    November 1988     96     96     96    91     96
2051 Grand Concourse Housing
  Associates (a Limited Partnership)
  Bronx, NY (63)                    November 1988    100     95     97    94     97
Willoughby-Wyckoff Housing
  Associates (a Limited Partnership)
  Bronx, NY (68)                    November 1988     87     87     91    91     93
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                May 1989          92     92     99    96     99
Penn Alto Associates
  Limited Partnership
  Altoona, PA (150)                 June 1989         82     82     89    87     81
Gramco Development
  Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                 July 1989         98     96     99    98     94
Alexis Park Apartments
  A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)            July 1989         86     90     93    95     92
Williamsburg Residential, L.P.
  Witchita, KS (76)                 August 1989      100     70     92    78     74
Victory Apartments
  Chicago, IL (107)                 September 1989    95     93     93    93     97



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

Management annually reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and subject to budget constraints recommends to the respective Local General Partners additional coverage if warranted.

See Item 1, Business, above for the general competitive conditions to which the Local Partnerships and the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in Schedule III to the financial statements included herein.

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussions of Alexis and Metropolitan in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of these restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 18, 2001, the Partnership had 8,649 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to BACs holders other than from net refinancings or sales proceeds.




Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                        Year Ended March 31,
OPERATIONS
----------              ------      --------     --------     ---------   --------
                        2001        2000         1999         1998        1997*
                        ----------  ----------   ----------   ----------  ---------

Revenues                $28,153,009 $27,104,148  $26,705,795  $26,563,918  $25,919,807

Operating expenses       (36,010,097)(35,347,234) (35,058,033) (35,799,640)(39,490,613)
                        ------------  ---------  -----------  ----------- -----------

Loss before minority    (7,857,088) (8,243,086)  (8,352,238)  (9,235,722) (13,570,806)
  interest and
  extraordinary items

Minority interest in
  loss of                  238,349     254,205      414,579      404,890      163,680
  subsidiaries

Extraordinary item -
  forgiveness of           695,154           0            0            0           0
                          -------     -------     --------     --------     -------
  indebtedness

Net loss               $(6,923,585) $(7,988,881) $(7,937,659) $(8,830,832) $(13,407,126)
                        ==========  ==========   ==========   ==========  ===========-

Per unit amounts:

Loss before                  (65.07)     (68.23)      (67.79)      (75.42)     (114.50)
  extraordinary item
  per BAC

Extraordinary item
  per BAC                      5.94          0            0            0            0
                              -----     -------      -------        ------     -------

Net loss per BAC        $   (59.13)   $ (68.23)    $ (67.79)   $  (75.42)   $ (114.50)
                           ========    ========     ========    =========     ========

*Reclassified for comparative purposes.



                                      Year Ended March 31,
FINANCIAL POSITION
------------------      ------      --------     --------     ---------- ------
                        2001        2000         1999         1998        1997
                        ----------  ----------   ----------   ----------  ------

Total assets            $172,524,072 $180,071,778 $185,526,512 $192,850,536 $200,269,263
                         =========== ===========  ===========  =========== ===========

Total liabilities       $149,472,020 $149,572,808 $146,563,631 $145,266,475 $145,257,171
                         =========== ===========  ===========  =========== ===========

Minority interest        $3,018,863  $3,542,196   $4,017,226   $4,700,747   $3,297,946
                         =========   =========    =========    =========    =========

Total partners'
  capital              $20,033,189 $26,956,774  $34,945,655  $42,883,314  $51,714,146
                        ==========  ==========   ==========   ==========   ==========

During the years ended March 31, 1997 through 2001, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. For the year ended March 31, 1997, there was also a decrease in assets due to a loss on impairment of assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Through March 31, 2001, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. None of the purchase price remains to be paid. During the year ended March 31, 2001, $261,000 was paid.

During the year ended March 31, 2001, the primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All these sources of funds are available to meet the obligations of the Partnership but are not expected to be significant.

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

During the years ended March 31, 2001, 2000 and 1999, respectively, cash distributions received from operations of the Local Partnerships were approximately $246,000, $6,000 and $334,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2001, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships increased approximately $162,000. This increase was due to cash provided by operating activities ($3,092,000), a net increase in due to local general partners and affiliates ($643,000) and an increase in due to selling partners ($91,000) which exceeded an increase in acquisitions of property and equipment ($1,543,000), repayments of mortgage loans ($1,743,000), an increase in cash held in escrow ($23,000), an increase in deferred costs ($71,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($285,000). In the adjustments to reconcile the net loss to cash provided by operating is depreciation and amortization ($8,106,000).

Partnership management fees owed to the General Partners amounting to approximately $8,312,000 and $6,816,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partner's continued accrual without payment the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the Credit Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 27 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market which is not included in the financial statement carrying amount.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2001, the Partnership has recorded approximately $4,727,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2001.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively).

The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $6,923,585, $7,988,881 and $7,937,659, respectively.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $4,415,175, $12,240,583 and $16,707,661 in Tax Credits during the 2000, 1999 and 1998 Fiscal Years, respectively.

2000 vs. 1999
-------------
Rental income increased approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $426,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year, primarily due to the write-off of old payables at one Local Partnership partially offset by insurance proceeds received at a second Local Partnership.

Forgiveness of indebtedness of approximately $695,000 was recorded in the 2000 Fiscal Year as the result of the restructuring of the outstanding mortgages and write-offs of payables at one Local Partnership.

Total expenses, excluding insurance, remained fairly consistent, with an increase of approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Insurance increased approximately $123,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year, primarily due to small increases at seven Local Partnerships as a result of increased premiums.

1999 vs. 1998
-------------
Rental income increased less than 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $335,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year, primarily due to insurance proceeds received at one Local Partnership, liabilities written off as other income at a second Local Partnership, funds received from the managing agent at a third Local Partnership, and increased interest income received on replacement reserves at a fourth Local Partnership in 1999.

Total expenses excluding repairs and maintenance remained fairly consistent, with a decrease of less than 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Repairs and maintenance increased approximately $512,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year, primarily due to roof repairs at one Local Partnership and apartment refurbishing at a second Local Partnership in 1999.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $26,000, $49,000 and $38,000 for the 2000, 1999 and 1998 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $40,000 and $23,000 in the 2000 and 1999 Fiscal Years, respectively, and approximately $447,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $72,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2001 and 2000 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $26,000, $49,000 and $38,000 for the 2000, 1999 and 1998 Fiscal Years.

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park Apartments ("Alexis") for nearly 10 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

The financial statements for Alexis have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

For the year ended December 31, 2000, the Local Partnership sustained a net loss of $277,036. At December 31, 2000, the Local Partnership's current liabilities exceed its current assets by $347,635. Management expects operating income to improve for 2001 as a result of both increased occupancy and slightly reduced expenses. The Local Partnership produced positive cash flows from operating activities for the years 2000 and 1999. Management believes cash flows for 2001 will be sufficient to meet liabilities and subject, to the environmental uncertainty, will enable the Local Partnership to continue as a going concern.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2001 and 2000 was $0 and approximately $114,000, respectively, and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $277,000, $243,000 and $263,000, for the 2000, 1999
and 1998 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within its control and seeks additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2001 and 2000 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $174,000 and $176,000, respectively. Willoughby's net loss after minority interest amounted to approximately $193,000, $204,000 and $220,000 for the 2000, 1999 and 1998 Fiscal
Years, respectively.

b)  Subsidiary Partnerships - Other

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 2001 and 2000 was approximately $302,000 and $488,000 and the minority interest balance was approximately $416,000 and $418,000, respectively. Gramco's net loss after minority interest amounted to approximately, $187,000 , $203,000 and $284,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Metropolitan Towers Associates, L.P.
------------------------------------
The Subsidiary Partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership would suffer is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 2001 and 2000 was approximately $827,000 and $1,069,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $242,000, $39,000 and $119,000 for the 2000, 1999 and 1998
Fiscal Years, respectively.

Rolling Green Limited Partnership
---------------------------------
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,425,725 and $1,365,443 in the 2000 and 1999 Fiscal Years, respectively. In September 1999, the three Section 8 contracts were consolidated into one contract, and such contract is in force through September, 2001. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2000 and is expected to continue to do so during 2001.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $792,000 and $731,000 at March 31, 2001 and 2000, respectively. Williamsburg net loss after minority interest amounted to approximately $208,000, $201,000 and $285,000 for the 2000, 1999, and 1998 fiscal years, respectively.

Other
-----

The Partnership's investment, as a limited partner in the Local Partnerships, is subject to the risks incident to potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                        Page
                                                                    -----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         18

         Consolidated Balance Sheets at March 31, 2001 and 2000               88

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                        89

         Consolidated  Statements of Changes in Partners'
         Capital  (Deficit) for the Years Ended March 31, 2001,
         2000 and 1999                                                        90

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2001, 2000 and 1999                                  91

         Notes to Consolidated Financial Statements                           93

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (2000, 1999 and 1998 Fiscal Years) subsidiary partnerships whose losses aggregated $5,834,878, $6,417,444 and $6,407,403 for the 2000, 1999 and 1998 Fiscal Years, respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 2001 and 2000, presented in the accompanying consolidated financial statements. The financial statements for 27 (2000, 1999 and 1998 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $497,488 (Fiscal 2000), $497,307 (Fiscal 1999) and $525,260 (Fiscal 1998) and their assets aggregated $9,961,575 and $10,458,364 at March 31, 2001 and 2000, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 11, 2001

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.

We have audited the accompanying balance sheet of POLYNESIAN APARTMENTS ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-152, as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POLYNESIAN APARTMENTS ASSOCIATES, LTD. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 1, 2001

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.

We have audited the accompanying balance sheet of SEAGRAPE VILLAGE ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-151, as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of of SEAGRAPE VILLAGE ASSOCIATES, LTD. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 14, 2001

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

/s/ L.H. Frishkoff & Company LLP
New York, New York
February 5, 1999

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the PartnersPuerto Rico Housing Finance
Metropolitan Towers Associates, LPCorporation
Rio Piedras, PRSan Juan, Puerto Rico

I have audited the accompanying balance sheet of Metropolitan Towers Associates, LP as of December 31, 2000 and 1999, and the related statements of income, changes in partner's capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP, as of December 31, 2000 and 1999, and the results of its operations and the changes in partner's capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 24, 2001, on my consideration of Metropolitan Towers Associates, LP's internal control structure and reports dated January 24, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

My audits were conducted for the purpose of forming an opinion on the basic Financial statements taken as a whole. The accompanying supplementary information on pages 17 to 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Metropolitan Towers Associates, LP. Such information has been subjected to the auditing procedures Applied in the audits of the basic financial statements and, in my opinion, is fairly Stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2001
January 24, 2001

Stamp No. 1690928 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 2000 and 1999 and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2001 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and reports dated January 31, 2001 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non- Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 31, 2000

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2000 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and a report dated January 25, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 25, 2000

[Letterhead of RBG & Co.]

Independent Auditors' Report

To The Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2000 and 1998 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 12, 2001 (Except for Notes 4 and 9, which are dated March 30, 2001)

[Letterhead of RBG & Co.]

Independent Auditors' Report

To The Partners
Property Development Associates, L.P.
St. Louis, Missouri

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 22, 1999

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Whittier Plaza Associates Limited Partnership's internal control and a reports dated January 24, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 24, 2001

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 27, 2000

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 7, 2001

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

PAGE>
[Letterhead of Habif, Arogeti & Wynne, LLP]

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1999

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 7, 2001

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1999

[Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 24, 2001

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 26, 2000

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited
Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2000, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.
In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2001, on our consideration of Santa Juanita II Limited Partnership's internal control, a report dated February 16, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to major HUD programs, and a report dated February 16, 2001 on its compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Zayas, Morazzani & Co.

February 16, 2001, except for Notes 4 and 10, as to which the date is March 23, 2001

Stamp No. 1707989 of the Puerto Rico Society of
Certified Public Accountants was affixed to original.
Federal Employer Identification Number: 66-0365844

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

As discussed in Note 13 to the financials statements, on April 2000, Santa Juanita II Limited Dividend Partnership entered into a reinstatement and amendment agreement related to the balances of the first mortgage and second mortgage and their related accrued interests. The effect of such reinstatement and amendment will be recognized during the year ending December 31, 2000.

As described in Note 9 to the financial statements, the Substitute Management Agent was designated on July 1, 1997. The last audited information prior to such designation, corresponds to the year ended December 31, 1994. For the period of January 1, 1995 thru June 30, 1997, the financial records that have been made available to the Substitute Management Agent were not complete or reliable. The adjustments that could have been made to the beginning balance of partners' equity and other accounts, if all financial records had been available, when the Substitute management Agent assumed the project, may not be determined for those who are not informed about such matters. In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 16, 2000, except for the first paragraph of such report, as to which the date May 23, 2000 on our consideration of Santa Juanita II Limited Dividend Partnership's internal control, a report dated February 16, 2000, except for the first paragraph of such report, as to which the date May 23, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to major HUD programs, and a report dated February 16, 2000 except for the first paragraph of such report, as to which the date May 23, 2000 on its compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 16, 2000, except for the fourth and sixth paragraphs of this report and
Note 13, as to which the date is May 23, 2000

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

As described in Notes 4 and 6, the amounts reported in the balance sheet for Replacement Reserves, First Mortgage Payable, Accrued Interest - First Mortgage, Accrued Interest - Second Mortgage, and Second Mortgage Payable (stated at $28,750, $1,243,581 (current and long-term portion), $98,009, $47,466, and
$474,656 (current and long-term portion), respectively) may not be accurate, since the debts are in the process of renegotiations and for other factors. The effect of such uncertainty can not be reasonably estimated as of the date of the financial statements.

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

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 9, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 18, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income
(loss), changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 6, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 7, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 6, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
January 31, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street
Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 5, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 2, 2000

[Letterhead of GROSSMAN, TUCHMAN & SHAH, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue
Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), changes in partners' capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 13, 2001

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 8, 2000

[Letterhead of ZINER, KENNEDY & LEHAN LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 23, 2001

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

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 18, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments
Limited Partnership


We have audited the accompanying balance sheet of Campeche Isle Apartments Limited Partnership as of December 31, 2000, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campeche Isle Apartments Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 15, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 22, 1999

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 30, 2001

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 1998 and 1998, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 28, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1B to the financial statements, the Partnership has had operating losses and equity deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 28, 2000

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2000 and 1999, and the related statements of Income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Wolfe Nilges Nahorski
A Professional Corporation
St. Louis, Missouri
January 18, 2001

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

/s/ Wolfe Nilges Nahorski
A Professional Corporation
February 25, 2000, except for
Note 11, which is dated
March 8, 2000
St. Louis, Missouri

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2000 and 1999 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2001

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2000

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated February 3, 2001, on our consideration of the Partnership's internal control structure and reports dated February 3, 2001, on its compliance with specific requirements applicable to major HUD programs; compliance with laws, regulations, contracts, loan covenants and agreements; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 23 to 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2000, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 2000, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
San Juan, Puerto Rico
License No. 169
Stamp number 1703788 was affixed to the original of this report.
February 3, 2001

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 0565140-LD (HODAG), as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 0565140-LD (HODAG), as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana
Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2000 and December 31, 1999 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2000 and December 31, 1999 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 8, 2001

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 25, 2000

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Chesser & Company, P.A.
Wichita, Kansas
March 16, 2001

[Letterhead of CHESSER & COMPANY]

INDEPENDENT AUDITOR'S REPORT

Partners
Williamsburg Residential, L.P.
New York, New York

We have audited the accompanying balance sheet of Williamsburg Residential, L.P. as of December 31, 1999 nd 1998 and the related statements of operations, changes in Partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Chesser & Company, P.A.
Wichita, Kansas
February 17, 2000

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal control and a report dated January 24, 2001, on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 24, 2001

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 0715588 as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 0715588 as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 31, 2000





                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,
                                                ------------------------------
                                                    2001             2000
                                                  -------------     ----------
ASSETS

Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4  and 7)                   $ 154,378,556 $ 160,643,092
Cash and cash equivalents (Notes 2, 3 and 10)            2,624,751     2,463,141
Cash held in escrow (Notes 2, 3 and 5)                   7,853,371     7,798,477
Deferred costs - less accumulated amortization
  (Notes 2 and 6)                                          3,697,618   3,937,473
Other assets                                             3,969,776     5,229,595
                                                   -----------------------------

Total assets                                         $ 172,524,072 $ 180,071,778
                                                     ============  ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
Mortgage notes payable (Note 7)                      $ 117,039,709 $ 119,104,452
Accounts payable and other liabilities (Note 10)         8,650,494     9,094,539
Due to local general partners and affiliates (Note 8)   10,970,028    10,326,684
Due to general partners and affiliates (Note 8)         10,560,764     8,887,441
Due to selling partners                                  2,251,025     2,159,692
                                                    -------------- -------------

Total liabilities                                      149,472,020   149,572,808
                                                      ------------   -----------

Minority interests (Note 2)                              3,018,863     3,542,196
                                                    -------------- -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
Limited partners ( 115,917.5 BACs
  issued and outstanding) (Note 1)                      20,863,541    27,717,890
General partners                                        (830,352)      (761,116)
                                                  --------------- --------------

Total partners' capital (deficit)                      20,033,189    26,956,774
                                                    ------------- -------------

Total liabilities and partners' capital (deficit)    $ 172,524,072 $ 180,071,778
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended March 31,
                                                2001        2000          1999
                                            ---------   ----------    ---------

Revenues
Rental income                          $ 26,422,668  $ 25,799,708   $25,736,121
Other (Note 10)                           1,730,341     1,304,440       969,674
                                       ------------   -----------  ------------
                                         28,153,009    27,104,148    26,705,795
                                        -----------    ----------    ----------

Expenses
General and administrative                6,253,104     6,292,028     6,280,636
General and administrative-related parties
  (Note 8)                                2,615,250     2,608,395     2,648,941
Repairs and maintenance                   5,684,571     5,441,649     4,929,821
Operating and other                       2,918,215     2,711,898     2,752,456
Real estate taxes                         1,129,435     1,082,512     1,066,433
Insurance                                 1,208,689     1,085,663     1,144,811
Financial, primarily interest             8,094,388     8,176,289     8,241,779
Depreciation and amortization             8,106,445     7,948,800     7,993,156
                                        -----------   -----------   -----------

Total expenses                           36,010,097    35,347,234    35,058,033
                                         ----------    ----------    ----------

Loss before minority interest and
  extraordinary item                     (7,857,088)   (8,243,086)   (8,352,238)

Minority interest in loss of subsidiaries   238,349       254,205       414,579
                                        -----------   -----------   -----------

Loss before extraordinary item           (7,618,739)   (7,988,881)   (7,937,659)
Extraordinary item-forgiveness of
  indebtedness income (Note 7)              695,154             0             0
                                          -------------------------------------

Net loss                                $(6,923,585)  $(7,988,881)  $(7,937,659)
                                         ==========    ==========    ==========

Limited partners share:
Loss before extraordinary item         $(7,542,552)  $(7,908,992)  $(7,858,282)
Extraordinary item                         688,203             0             0
                                           -----------------------------------

Net loss - limited partners            $(6,854,349)  $(7,908,992)  $(7,858,282)
                                         ==========    ==========    ==========

Number of BACs outstanding                115,917.5    115,917.5      115,917.5
                                       ============    =========      =========

Loss before extraordinary item per
  BAC                                   $    (65.07)   $   (68.23)    $  (67.79)
Extraordinary item per BAC                     5.94            0             0
                                         ---------------------------------------

Loss per BAC                           $    (59.13)   $    (68.23)   $  (67.79)
                                        ============ =============  ============


See accompanying notes to consolidated financial statements.



                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                            Limited       General
                                               Total        Partners     Partners


Partners' capital (deficit) - April 1, 1998 $ 42,883,314  $ 43,485,164   $  (601,850)
Net loss                                      (7,937,659)   (7,858,282)      (79,377)
                                            ------------  ------------   -----------

Partners' capital (deficit) - March 31, 1999  34,945,655    35,626,882      (681,227)
Net loss                                      (7,988,881)   (7,908,992)      (79,889)
                                             ----------    ----------   -----------

Partners' capital (deficit) - March 31, 2000  26,956,774    27,717,890      (761,116)
Net loss                                      (6,923,585)   (6,854,349)      (69,236)
                                            ------------ -------------  ------------

Partners' capital (deficit) - March 31, 2001 $ 20,033,189 $ 20,863,541  $   (830,352)
                                              ===========  ===========   ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Year Ended March 31,
                                            2001          2000          1999
                                         ---------    ------------   ----------

Cash flows from operating activities:
Net loss                                $(6,923,585)  $(7,988,881)  $(7,937,659)
                                         ----------    ----------    ----------
Adjustments to reconcile net loss to net cash provided by operating activities:

Extraordinary item - forgiveness of
  Indebtedness income                      (695,154)            0             0
Depreciation and amortization             8,106,445     7,948,800     7,993,156
Write-off of deferred legal costs            12,287             0             0
Minority interest in loss of subsidiaries  (238,349)     (254,205)     (414,579)
Accrued interest added to principal of
  mortgage note payable                      52,873        52,873        52,873
(Increase) decrease in assets:
Cash held in escrow                         (31,739)      144,147      (336,227)
Other assets                              1,252,652      (896,488)     (246,324)
Increase (decrease) in liabilities:
Accounts payable and other liabilities     (116,380)     (427,385)      182,103
Due to general partners and affiliates    1,673,323     1,504,417     2,425,035
                                        -----------     ---------    ----------

Total adjustments                        10,015,958     8,072,159     9,656,037
                                         ----------     ---------    ----------

Net cash provided by operating activities 3,092,373        83,278     1,718,378
                                        -----------   -----------    ----------

Cash flows from investing activities:
Acquisition of property and equipment    (1,542,962)   (1,192,241)   (1,258,853)
 (Increase) decrease in cash held in escrow  (23,155)  (1,040,481)      258,027
                                       -------------   ----------   -----------

Net cash used in investing activities    (1,566,117)   (2,232,722)   (1,000,826)
                                        -----------    ----------    ----------

Cash flows from financing activities:
(Increase) decrease in deferred costs       (71,379)     (434,230)       71,025
Proceeds from mortgage notes                      0     9,990,000             0
Repayments of mortgage notes             (1,742,960)   (6,972,100)   (1,350,512)
Increase in due to local general partners
  and affiliates                            758,900       491,747       890,189
Decrease in due to local general partners
  and affiliates                           (115,556)     (210,612)     (980,298)
Increase (decrease) in due to selling partners 91,333   (1,365,758)       77,766
Decrease in capitalization of consolidated
subsidiaries attributable to minority interest(284,984)   (220,825)    (268,942)
                                            -----------  ----------   ----------

Net cash (used in) provided by
  financing activities                     (1,364,646)    1,278,222  (1,560,772)
                                              ---------- ---------  ----------

Net increase (decrease) in cash and
  cash equivalents                         161,610      (871,222)     (843,220)

Cash and cash equivalents at
  beginning of year                      2,463,141     3,334,363     4,177,583
                                         ---------     ---------    ----------
Cash and cash equivalents
  at end of year                        $2,624,751    $2,463,141   $ 3,334,363
                                          =========     =========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest    $7,986,485   $ 7,123,406   $ 8,088,271

Supplemental disclosures of noncash investing and financing activities:
Construction in progress
  reclassified to property and equipment          0             0       604,411

Decrease in property and equipment due to a
  decrease in due to selling partners             0        54,005             0

Forgiveness of indebtedness
  income
Decrease in mortgage notes payable         (374,656)            0             0
Decrease in accounts payable               (327,665)            0             0
Decrease in other assets                      7,167             0             0

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership.

The Partnership had acquired interests in 27 Local Partnerships as of March 31, 2001, and does not anticipate making any additional investments.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 27 subsidiary partnerships in which the Partnership is a limited partner. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership's fiscal year ends on March 31, in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $562,000, $510,000 and $431,000 for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 2001, the Partnership has recorded approximately $4,727,000 on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2001.

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

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, and Cash Held in Escrow The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                         March 31, 2001               March 31, 2000
                                 ---------------------------        ------------------
                                       Carrying                  Carrying
                                       Amount     Fair Value     Amount     Fair Value
                                       ------     ----------     ------     ----------

Mortgage notes payable for which it is:
Practicable to estimate fair value  $35,117,603   $33,863,567   $35,615,929  $33,615,730
Not practicable                     $81,922,106             *   $83,488,523            *

*Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                       Estimated
                                                   March 31,        Useful Lives
                                      -----------------------------
                                          2001          2000           (Years)
                                    ------------     --------------  -----------

Land                                $  14,444,085    $  14,444,085          -
Building and improvements             221,339,125      220,100,710     15 to 40
Other                                   6,080,210        5,886,055       5 to 15
                                    -------------    -------------
                                      241,863,420      240,430,850
Less:  Accumulated depreciation       (87,484,864)     (79,787,758)
                                     ------------     ------------

                                     $154,378,556     $160,643,092
                                      ===========      ===========

Included in property and equipment are $6,955,050 of acquisition fees paid or accrued to the general partners and $1,606,014 of acquisition expenses as of March 31, 2001 and 2000. In addition, as of March 31, 2001 and 2000, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $7,807,498, $7,700,682 and $7,694,504, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the Local General Partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 2000 and 1999 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $110,392 and $123,735, respectively, due to write-offs on dispositions.


NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                 March 31,
                                                        -----------------------
                                                         2001            2000
                                                       ----------     ----------

Real estate taxes, insurance, reconstruction and other  $3,508,074    $3,462,163
Reserve for replacements                                 3,283,223     3,260,068
Tenant security deposits                                 1,062,074     1,076,246
                                                         ---------     ---------

                                                        $7,853,371    $7,798,477
                                                         =========     =========

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                              March 31,
                                      -----------------------
                                        2001            2000           Period
                                      ----------     ----------     -----------

Financing expenses                     $5,588,502      $ 5,519,861         *
Other                                     639,858          741,253     Various
                                      -----------      -----------
                                        6,228,360        6,261,114
Less:  Accumulated amortization        (2,530,742)      (2,323,641)
                                       ----------       ----------

                                       $3,697,618      $ 3,937,473
                                        =========       ==========
*Over the life of the respective related mortgages.


Amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $298,947, $248,118 and $298,652, respectively. During the years ended March 31, 2001 and 2000, respectively, $91,846 and $1,419,792 of fully amortized deferred costs were written off. During the year ended March 31, 2001, $12,287 of unamortized deferred costs was written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $692,000 including principal and interest at rates varying from 1% to 15% per annum, through 2034. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------                      ------

2001                             $    1,872,617
2002                                  1,910,511
2003                                  2,036,139
2004                                  8,611,179
2005                                  7,273,692
Thereafter                           95,335,571
                                   ------------
                                   $117,039,709
                                   ============

One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under Section 236 of the National Housing Act. At December 31, 2000, said note, which bears interest at 7.5% per annum through April 1, 2011, had a balance of $2,240,908.

Santa Juanita II Limited Partnership
------------------------------------
Effective April 1, 2000, a reinstatement and modification agreement was made and entered by and between Santa Juanita II Limited Partnership ("Santa Juanita"), Federal National Mortgage Association, and Banco Popular de Puerto Rico, regarding the outstanding debt of $1,243,581 as of December 31, 1999.

Based on this agreement, the debt of $1,243,581, plus accrued interest, was modified and reinstated for the amount of $986,021 at a rate of 10%, payable in 61 monthly installments of $11,784, and the remaining unpaid balance payable on May 1, 2005.

Effective January 27, 2000, the financial institution where the second mortgage was held, reinstated the mortgage in the amount of $500,000 for a fixed amount of $100,000, payable with a cash payment of $40,000 due within the next 150 days from the date of the acceptance, and the balance of $60,000 would be payable in 30 monthly installments of $2,000 commencing not later than June 16, 2000.

As a result of these transaction forgiveness of indebtedness income of approximately $695,000 was recognized.

Campeche Isle Apartments, L.P.
------------------------------
On October 6, 1999, Campeche refinanced its existing indebtedness by borrowing $4,125,000 from Lehman Brothers Bank, FSB. The loan bears interest at the rate of 8.02% per annum, and matures on November 1, 2006. Campeche's prior mortgages indebtedness in the principal amount of approximately $4,000,000 together with $25,000 in accrued interest was repaid.

Rolling Green Limited Partnership
---------------------------------
On February 1, 1999, Rolling Green refinanced its existing indebtedness by borrowing $5,865,000 from the United States Department of Housing and Urban Development ("HUD"). The loan bears interest at the rate of 6.85% per annum, and matures on March 1, 2034. Rolling Green's prior mortgage indebtedness in the principal amount of approximately $1,671,000 and a purchase money note of $1,450,000 along with $1,695,000 in accrued interest were repaid.

NOTE 8 - Related Party Transactions

Related Party Fees
------------------

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                       Year Ended March 31,
                                             2001            2000         1999
                                          ------------   -----------   ---------

Partnership management fees (a)           $1,496,000    $1,496,000    $1,496,000
Expense reimbursement (b)                   150,970       193,721       156,680
Property management fees incurred to affiliates
 of the General Partners (c)                348,560       341,738       335,031
Local administrative fee (d)                 54,000        51,500        49,000
                                        -----------   -----------   -----------

Total general and administrative-
 General Partners                         2,049,530     2,082,959     2,036,711
                                         ---------     ---------     ---------

Property management fees incurred to affiliates
  of the subsidiary partnerships
  general partners (c)                      565,720       525,436        612,230
                                                ------------------------------

Total general and administrative
 -related parties                        $2,615,250    $2,608,395     $2,648,941
                                         =========     =========     =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $8,312,000 and $6,816,000 were accrued and unpaid as of March 31, 2001 and March 31, 2000. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,629,770, $1,568,548 and $1,537,420 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Of these fees $914,280, $867,174 and $947,261 were incurred to affiliates of the subsidiary partnerships' general partners. Included in amounts incurred to affiliates of the subsidiary partnerships' general partners are $348,560, $341,738 and $335,031, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates II L.P. has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates II L.P. received cash distributions of approximately $5,200, $2,600 and $4,900 during the 2000, 1999 and 1998 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates II L.P. received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(e) Due to Local General Partners and affiliates at March 31, 2001 and 2000 consists of the following:

                                                  March 31,
                                        ------------------------------
                                           2001              2000
                                       ------------       --------------

Operating advances                        $  1,138,466  $  1,002,159
Development fee payable                      2,472,093     2,499,090
Operating deficit advances                   5,041,079     4,666,883
Management and other fees                      656,636       603,007
Long-term notes payable (f)                    965,541       965,541
Interest long-term notes payable               696,213       590,004
                                          ------------   -----------
                                           $10,970,028   $10,326,684
                                            ==========    ==========

(f)  Long-term notes payable consist of the following:

Polynesian                              $     316,370 $     316,370
----------
This promissory note bears interest at 11% with a maturity date of June 1, 2003. Interest expense of $34,800 was incurred for each of the years ended March 31, 2001 and 2000.

Seagrape                                    649,171       649,171
--------                                ------------  ------------
This promissory note bears interest at 11% with a maturity date of July 1, 2002. Interest expense of $71,409 was incurred for each of the years ended March 31, 2001 and 2000.
                                       $    965,541 $     965,541
                                        ===========  ============

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                Year Ended December 31,
                                          2000          1999           1998
                                       -----------   -----------    ----------

Financial statement
Net loss                                 $(6,923,585) $(7,988,881)  $(7,937,659)

Difference  resulting  from parent
company  having a  different
fiscal year for income tax and
financial reporting purposes                (35,930)       (8,740)       17,468

Difference between depreciation and
amortization expense recorded for financial
reporting purposes and the accelerated
cost recovery system utilized for income
tax purposes                                (2,180,925) (2,306,951) (1,894,545)

Excess losses allocated to minority
 interest for income tax purposes          1,347,334       681,252    896,524

Other                                      (402,302)      441,380      163,393)
                                          -----------   -----------   ---------

Net loss as shown on the income tax
return for the calendar year ended        $(8,195,408) $(9,181,940) $(9,081,605)
                                           ==========  ============  ==========


NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for three subsidiary partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments and Willoughby-Wyckoff Housing Associates modified their reports on the 2000 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of approximately $26,000, $49,000 and $38,000 for the 2000, 1999 and 1998 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $40,000 and $23,000 in the 2000 and 1999 Fiscal Years, respectively, and approximately $447,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $72,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2001 and 2000 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $26,000, $49,000 and $38,000 for the 2000, 1999 and 1998 Fiscal Years.

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park Apartments ("Alexis") for nearly 10 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

The financial statements for Alexis have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

For the year ended December 31, 2000, the Local Partnership sustained a net loss of $277,036. At December 31, 2000, the Local Partnership's current liabilities exceed its current assets by $347,635. Management expects operating income to improve for 2001 as a result of both increased occupancy and slightly reduced expenses. The Local Partnership produced positive cash flows from operating activities for the years 2000 and 1999. Management believes cash flows for 2001 will be sufficient to meet liabilities and subject, to the environmental uncertainty, will enable the Local Partnership to continue as a going concern.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss which the Partnership would be liable for is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2001 and 2000 was $0 and approximately $114,000, respectively, and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $277,000, $243,000 and $263,000, for the 2000, 1999
and 1998 Fiscal Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within its control and seeks additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2001 and 2000 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $174,000 and $176,000, respectively. Willoughby's net loss after minority interest amounted to approximately $193,000, $204,000 and $220,000 for the 2000, 1999 and 1998 Fiscal
Years, respectively.

b)  Subsidiary Partnerships - Other

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation to the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership's investment in Gramco at March 31, 2001 and 2000 was approximately $302,000 and $488,000 and the minority interest balance was approximately $416,000 and $418,000, respectively. Gramco's net loss after minority interest amounted to approximately, $187,000 , $203,000 and $284,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Metropolitan Towers Associates, L.P.
------------------------------------
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought about by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership would suffer is its net investment in Metropolitan. The Partnership's investment in Metropolitan at March 31, 2001 and 2000 was approximately $827,000 and $1,069,000, respectively, and the minority interest was zero at each date. Metropolitan's net loss after minority interest amounted to approximately $242,000, $39,000 and $119,000 for the 2000, 1999 and 1998
Fiscal Years, respectively.

Rolling Green Limited Partnership
---------------------------------
Rolling Green Limited Partnership ("Rolling Green") operates and is regulated by HUD under Section 221(d)(3) of the National Housing Act. Rents received by Rolling Green are subsidized by Section 8 Housing Assistance Payments. Rental income from such Assistance Payments totaled $1,425,725 and $1,365,443 in the 2000 and 1999 Fiscal Years, respectively. In September 1999, the three Section 8 contracts were consolidated into one contract, and such contract is in force through September, 2001. However, uncertainties regarding the future of HUD Programs exist. It is not practical to estimate the impact upon Rolling Green's operations if the rents were to revert to market value.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2000 and is expected to continue to do so during 2001.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $792,000 and $731,000 at March 31, 2001 and 2000, respectively. Williamsburg net loss after minority interest amounted to approximately $208,000, $201,000 and $285,000 for the 2000, 1999, and 1998 fiscal years, respectively.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2001, uninsured cash and cash equivalents approximated $1,655,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

e)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2000, 1999 and 1998 tax years, Housing Tax Credits of $4,415,175, $12,240,583 and $16,707,661, were generated.

A portion of the Housing Tax Credits are subject to recapture in future years if
(i) the Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of the projects, or (iii) there is a reduction in the taxpayer's interest in the project at any time during the 15-year Compliance Period that began with the first tax year of the credit period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). In addition to the Transfer, by acquiring the stock of the Liberty General Partner, an affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., the general partner of the Related General Partner, is set forth below.

Related Credit Properties II, Inc.
----------------------------------

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is the President, and a Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, prior to joining Capital in December 1990, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Liberty GP II Inc.
------------------

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President


Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 55, is a Director of Aegis Realty, Inc., and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. Such arrangements include, but are not limited to, the payment of an accountable operating expense reimbursement, an annual partnership management fee not to exceed 0.5% of invested assets and subordinated disposition fees. In addition, the General Partners are entitled to 1% of all cash distributions and Housing Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancing Proceeds. Also see Note 8 to the Financial Statements in Item 8 for a presentation of the types and amounts of compensation paid to the General Partners and their affiliates, which is incorporated by reference thereto.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The level of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

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

                    Name and Address of   Amount and Nature of        Percentage
Title of Class      Beneficial Owner      Beneficial Ownership         of Class
--------------      ----------------      --------------------      -----------

General Partnership   Related Credit      $500 capital contribution       49%
Interest in the     Properties II L.P.      - directly owned
Partnership         625 Madison Avenue
                    New York, NY 10022

General Partnership Liberty GP II, Inc.     $500 capital contribution       49%
Interest in the     625 Madison Avenue      - directly owned
Partnership         New York, NY  10022

General Partnership Liberty Associates II L.P. $1,000 capital contribution    2%
Interest in the     625 Madison Avenue      - directly owned
Partnership         New York, NY 10022

        Name and Address of     Amount and Nature of         Percentage
Title   Beneficial Ownership    Beneficial Ownership           of Class
-----   --------------------    --------------------         ---------------

BACs    Lehigh Tax Credit       2,239 (1)                        1.9%
        Partners, Inc.
        625 Madison Avenue
        New York, NY 10022

BACs    Alan P. Hirmes          2,239 (1)(2)                     1.9%
        625 Madison Avenue
        New York, NY 10022

BACs    Stuart J. Boesky        2,239 (1)(2)                     1.9%
        625 Madison Avenue
        New York, NY 10022

BACs    Marc D. Schnitzer       0                                0%
        625 Madison Avenue
        New York, NY 10022

BACs    Denise L. Kiley         0                                0%
        625 Madison Avenue
        New York, NY 10022

BACs    Glenn F. Hopps          0                                0%
        625 Madison Avenue
        New York, NY 10022

BACs    Teresa Wicelinski       0                                0%
        625 Madison Avenue
        New York, NY 10022

BACs    All directors and       2,239 (1)(2)                     1.9%
        executive officers
        of the general partner
        of the Related General
        Partner as a group
        (seven persons) 625 Madison
        Avenue New York, NY 10022

(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of June 1, 2001, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

(2) Each such party serves as a director and executive officer of the Managing Member, and owns an equity interest therein.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                     Sequential
                                                                        Page
                                                                     --------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         18

         Consolidated Balance Sheets at March 31, 2001 and 2000               88

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                        89

         Consolidated  Statements of Changes in Partners'
         Capital  (Deficit) for the Years Ended March 31, 2001,
         2000 and 1999                                                        90

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2001, 2000 and 1999                                        91

         Notes to Consolidated Financial Statements                           93

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                        115

         Schedule I - Condensed Financial Information of Registrant          116

         Schedule III - Real Estate and Accumulated Depreciation
         and Mortgage Loans on Real Estate                                   119

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.   Exhibits

(3B)     Form of Amended and Restated  Agreement of Limited
         Partnership  of Liberty Tax Credit Plus II L.P.  (incorporated by reference to exhibits  filed with Amendment No. 1
         to Liberty Tax Credit Plus II L.P.'s  Registration  Statement
         on Form S-11 Registration No. 33-21429)                             112

(21)     Subsidiaries of the Registrant

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)

                                        By: RELATED CREDIT PROPERTIES II L.P.,
                                            a General Partner

                                        By:  Related Credit Properties II Inc.,
                                             its general partner

Date:  June 14, 2001
                                                 By: _/s/ Alan P. Hirmes
                                                     --------------------
                                                      Alan P. Hirmes
                                                      President and
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)

                                        and

                                        By: LIBERTY GP II INC.,
                                            a General Partner

Date:  June 14, 2001
                                            By:  _/s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 President

                                        and

                                        By: LIBERTY ASSOCIATES II, L.P.,
                                            a General Partner

                                       By:  Related Credit Properties II, Inc.,
                                                 its General Partner

Date:  June 14, 2001
                                                 By: _/s/ Alan P. Hirmes
                                                     ------------------
                                                        Alan P. Hirmes
                                                          President

                                            By:  Liberty G.P. II Inc.,
                                                 its General Partner


                                                 By: _/s/ Alan P. Hirmes
                                                   --------------------
                                                        Alan P. Hirmes
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                             Title                          Date
---------------          ---------------------------             ------------


                             President and Chief Executive Officer
                             (Principal  Executive and Financial Officer)
                             of Related Credit Properties
                             II Inc., (general partner of each
                             of Related Credit Properties II L.P.
                             and Liberty Associates II, L.P.,
                             General Partners of Registrant)
                             and Liberty GP II, Inc.
                             (general partner of Liberty
/s/ Alan P. Hirmes           Associates II, L.P.,
------------------
Alan P. Hirmes               a General Partner of Registrant)    June 14, 2001




                             Treasurer (Principal Accounting
                             Officer) of Related Credit Properties
                             II Inc., (general partner of each
                             of Related Credit Properties II L.P.
                             and Liberty Associates II, L.P.,
                             General Partners of Registrant)
                             and Liberty GP II, Inc.
                             (general partner of Liberty.
/s/ Glenn F. Hopps           Associates II, L.P.,
------------------
Glenn F. Hopps               a General Partner of Registrant)    June 14, 2001



                             Director of Related Credit Properties
                             II Inc., (general partner of each
                             of Related Credit Properties II L.P.
/s/ Stephen M. Ross          and Liberty Associates II, L.P., each a
-------------------
Stephen M. Ross              General Partner of Registrant)      June 14, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 11, 2001 on page 18, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and
Schedule III at March 31, 2001. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $497,488 (Fiscal 2000), $497,307 (Fiscal 1999) and $525,260 (Fiscal 1998) and their assets aggregated $9,961,575 and $10,458,364 at March 31, 2001 and 2000, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 11, 2001

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                            March 31,
                                                    -------------------------
                                                       2001           2000
                                                    -------------     ---------

Cash and cash equivalents                              $   244,166 $     620,498
Investment and advances in subsidiary partnerships      43,942,919    46,137,524
Other assets                                              149,390       153,197
                                                     ------------  ------------

Total assets                                          $44,336,475   $46,911,219
                                                       ==========    ==========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                $10,049,127  $  8,582,422
Other liabilities                                         61,105        79,795
                                                   -------------  ------------

Total liabilities                                     10,110,232     8,662,217

Partners' equity                                      34,226,243    38,249,002
                                                      ----------    ----------

Total liabilities and partners' equity               $44,336,475   $46,911,219
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS


                                                    Year Ended March 31,
                                          2001           2000           1999
                                      ------------  ------------   ------------

Revenues
Other                                  $     37,250 $      20,952 $      16,869
                                         -----------  ------------  ------------

Expenses
Administrative and management               161,239       106,721       169,819
Administrative and management-
  related parties                         1,635,761     1,689,721     1,652,680
                                         ----------    ----------    ----------

Total expenses                            1,797,000     1,796,442     1,822,499
                                         ----------    ----------    ----------

Loss from operations                     (1,759,750)   (1,775,490)   (1,805,630)

Equity in loss of subsidiary partnerships(*)(2,263,009) (4,553,152)  (4,547,392)
                                          ----------    ----------    ----------

Net loss                                $(4,022,759)  $(6,328,642)  $(6,353,022)
                                         ==========    ==========    ==========




(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(162,132), $(130,920) and $(207,946) for 2001, 2000, and 1999, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Year Ended March 31,
                                         2001           2000          1999
                                     -------------    ----------   ------------

Cash flows from operating activities:

Net loss                                $(4,022,759)  $(6,328,642)  $(6,353,022)
                                         ----------    ----------    ----------

Adjustments to reconcile net loss to
 net cash (used in) provided by operating activities:

Equity in loss of subsidiary partnerships  2,263,009     4,553,152     4,547,392

Increase (decrease) in liabilities

Due to general partners and affiliates     1,466,705     1,939,219     2,490,983
Other liabilities                           (14,883)      (23,552)       (7,895)
                                        ------------   ----------- -------------

Total adjustment                          3,714,831     6,468,819     7,030,480
                                         ----------    ----------    ----------

Net cash (used in) provided by
 operating activities                      (307,928)      140,177       677,458
                                              ----------- ---------------------

Cash flows from investing activities:

Distributions from subsidiaries             245,953         6,343       334,217
Decrease (increase) in cash held in escrow        0       501,219      (343,638)
Advances and investments in
  subsidiary partnerships                  (314,357)     (309,250)     (647,620)
                                         ----------    ----------   -----------

Net cash (used in) provided by investing
  activities                                (68,404)      198,312      (657,041)
                                        -----------    ----------   -----------

Net (decrease) increase in cash and
  cash equivalents                         (376,332)      338,489        20,417

Cash and cash equivalents, beginning of year 620,498       282,009       261,592
                                         ----------    ----------    ----------

Cash and cash equivalents, end of year   $   244,166   $   620,498   $   282,009
                                          ==========    ==========    ==========




                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001



                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
           Description                         Encumbrances    Land     Improvements   Improvements(Disposals)
---------------------------------------------  ------------    ----     ------------   ------------

Apartment Complexes
Polynesian Apartments Associates, Ltd.
  Homestead, FL                               $  2,423,229    $386,180  $4,195,068     $(10,325)
Seagrape Village Associates, LTD.
  Homestead, FL                                  4,488,316    1,270,000  6,123,373      709,189
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                4,720,798    322,000    2,434,303     5,708,743
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                  4,370,275    928,979      5,382,740    179,670
Property Development Associates, L.P.
  Kansas City, MO                                5,500,000    624,858       7,228,721  5,216,068
Whittier Plaza Associates, L.P.
  St. Louis, MO                                  1,678,194     26,920        2,015,030   (391,316)
United-Glen Arden I L.P.
  Glen Arden, MO                                  11,919,421  1,770,000       6,577,720 12,877,754
United-Glen Arden II L.P.
  Glen Arden, MO                                  9,087,915  1,190,000        4,837,436  9,121,735
Rolling Green L.P.
  Chicago, IL                                     5,789,938    466,683        4,533,670  4,157,597
Santa Juanita II L.P.
  Bayamon, PR                                       998,829    115,000        2,085,485  1,811,707
Spring Creek Associates, L.P.
  Brooklyn, NY                                            0  3,343,549        16,216,700 19,913,085
East Two Thirty-Five Associates L.P.
  (14th Street)
  New York, NY                                            0    950,000         2,542,604   (527,787)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                        1,528,036      5,750         2,246,560     52,924
2051 Grand Concourse Housing Associates
  Bronx, NY                                        3,800,170     31,500         5,221,117     52,924
Robin Housing Associates
  Bronx, NY                                        5,275,544     26,750         8,186,055     52,925
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                        4,169,616     17,000         6,126,088     52,925
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                       19,245,100    159,861        21,096,862  1,234,404
West 107th Street Associates, L.P.
  Bronx, NY                                                0    305,813         3,850,928    132,299
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                0    246,495         2,689,395    167,710
Church Lane Associates
  Germantown, PA                                   1,803,612     20,000         4,009,983      1,785
Campeche Isle Apartments L.P.
  Galveston, TX                                    4,093,398    450,000         6,792,005  1,074,231
Goodfellow Place L.P.
  St. Louis, MO                                    3,851,013    160,000         4,581,787 (3,532,767)
Penn Alto Associates L.P.
  Altoona, PA                                      4,722,333     60,000         2,731,082  9,052,660
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                      4,421,744  1,322,887         7,609,024   (217,665)
Alexis Park Apartments
  Bossier City, LA                                 4,926,573    640,000          7,297,925    503,401
Williamsburg Residential
  Witchita, KS                                     1,984,595    136,974            831,584  1,878,957
Victory Apartments
  Chicago, IL                                      6,241,060    161,500          4,929,133  5,079,510
                                               -------------  ------------    ------------  ---------

                                               $117,039,709   $15,138,699     $152,372,378  $74,352,343
                                                ===========    ==========      ===========  ==========


                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of             Latest Income
                                                       Buildings and              Accumulated   Construction/   Date  Statements are
       Description                              Land    Improvements     Total    Depreciation    Renovation  AcquiredComputed(a)(b)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------
Apartment Complexes

Polynesian Apartments Associates, Ltd.     $   388,192 $  4,182,731 $  4,570,923  $   1,235,930      1988    July 1988   27.5 years
  Homestead, FL
Seagrape Village Associates, LTD.            1,275,292    6,827,270    8,102,562      2,153,319      1988    July 1988    27.5 years
  Homestead, FL
Metropolitan Towers Associates, Ltd.           327,292    8,137,754    8,465,046      2,194,039      1987    Dec. 1988     40 years
  Rio Piedras, PR
Westminster Place II- Olive Site, L.P.         916,669    5,574,720    6,491,389      1,820,838      1988    Oct. 1988  20-40 years
  St. Louis, MO
Property Development Associates, L.P.          606,704   12,462,943   13,069,647      4,168,549      1988    Dec. 1988     40 years
  Kansas City, MO
Whittier Plaza Associates, L.P.                 32,261    1,618,373    1,650,634        646,938      1987    Dec. 1988   20-40 years
  St. Louis, MO
United-Glen Arden I L.P.                     1,775,293   19,450,181   21,225,474      9,276,431      1988   Dec. 1988    8-25 years
  Glen Arden, MO
United-Glen Arden II L.P.                    1,195,293   13,953,878   15,149,171      6,616,028      1988    Dec. 1988  15-25 years
  Glen Arden, MO
Rolling Green L.P.                             471,975    8,685,975    9,157,950      2,928,020      1988     Dec. 1988   7-39 years
  Chicago, IL
Santa Juanita II L.P.                          120,293    3,891,899    4,012,192      1,533,287      1988    Dec. 1988   27.5 years
  Bayamon, PR
Spring Creek Associates, L.P.                2,595,782   36,877,552   39,473,334     14,457,310      1987   Dec. 1988  15-27.5 years
  Brooklyn, NY
East Two Thirty-Five Associates L.P.
  (14th Street)                                462,662    2,502,155    2,964,817      1,119,187      1988  Dec. 1988 27.5-31.5 years
  New York, NY
Concourse Artists Housing Associates, L.P.      11,042    2,294,192    2,305,234      1,023,596      1988  Nov. 1988     27.5 years
  Bronx, NY
2051 Grand Concourse Housing Associates         36,792    5,268,749    5,305,541      2,338,444      1988   Nov. 1988    27.5 years
  Bronx, NY
Robin Housing Associates                        32,042    8,233,688    8,265,730      3,642,037      1988   Nov. 1988   27.5 years
  Bronx, NY
Willoughby-Wyckoff Housing Associates           22,292    6,173,721    6,196,013      2,736,126      1988   Nov. 1988  27.5 years
  Bronx, NY
Upper Fifth Avenue Residential Associates, L.P 166,763   22,324,364   22,491,127      6,587,594      1987  Jan. 1989    40 years
  Bronx, NY
West 107th Street Associates, L.P.             312,715    3,976,325    4,289,040      1,751,741      1987  Jan. 1989 27.5-31.5 years
  Bronx, NY
General Atlantic Second Avenue Associates, L.P
  (96th Street)                                253,397    2,850,203    3,103,600      1,258,752      1988  Jan. 1989 27.5-31.5 years
  Bronx, NY
Church Lane Associates                          26,902    4,004,866    4,031,768      1,797,439      1988  Feb. 1989   15-27.5 years
  Germantown, PA
Campeche Isle Apartments L.P.                  456,902    7,859,334    8,316,236      3,168,521      1988  May 1989     27.5 years
  Galveston, TX
Goodfellow Place L.P.                           41,102    1,167,918    1,209,020        243,957      1988  May 1989   10 - 40 years
  St. Louis, MO
Penn Alto Associates L.P.                       97,907   11,745,835   11,843,742      4,236,424      1989 June 1989  27.5 - 40 years
  Altoona, PA
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)                 1,329,788    7,384,458    8,714,246      3,551,376     1989  July 1989   25 years
  Bayamon, PR
Alexis Park Apartments                          646,902    7,794,424    8,441,326      3,347,394     1986 July 1989   27.5 years
  Bossier City, LA
Williamsburg Residential                        673,429    2,174,086    2,847,515        873,057     1989 Aug. 1989     40 years
  Witchita, KS
Victory Apartments                              168,402   10,001,741   10,170,143      2,778,530     1988 Sept. 1989    40 years
  Chicago, IL                                 ----------- ------------ ------------    -----------

                                              $14,444,085 $227,419,335 $241,863,420    $87,484,864
                                              ==========  ===========  ===========     ==========

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.




                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 31,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------



Balance at beginning of period  $240,430,850      $239,416,349      $237,581,800      $79,787,758       $72,210,811      $64,545,022
Additions during period:
Improvements                       1,544,873         1,197,054         1,866,699
Depreciation expense                                                                    7,807,498         7,700,682        7,694,504
Deductions during period:
Dispositions                        (112,303)         (182,553)          (32,150)        (110,392)         (123,735)        (28,715)
                               -------------    --------------   ---------------      -----------      ------------   --------------
Balance at close of period      $241,863,420      $240,430,850      $239,416,349      $87,484,864       $79,787,758      $72,210,811
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