Form 10-Q
period 2001-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2001-08-07
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30,             March 31,
                                                                        2001                 2001
                                                                        ----                 ----
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $89,421,658 and $87,484,864,
  respectively                                                      $152,472,303         $154,378,556
Cash and cash equivalents                                              1,796,452            2,624,751
Cash held in escrow                                                    7,782,042            7,853,371
Deferred costs, net of accumulated
  amortization of $2,590,870 and
  $2,530,742, respectively                                             3,761,990            3,697,618
Other assets                                                           3,880,332            3,969,776
                                                                     -----------          -----------

Total assets                                                        $169,693,119         $172,524,072
                                                                     ===========          ===========




                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30,             March 31,
                                                                        2001                 2001
                                                                        ----                 ----
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                                            $111,517,978         $117,039,709
  Accounts payable and other
   liabilities                                                         7,837,962            8,650,494
  Due to local general partners and affiliates                        16,426,853           10,970,028
  Due to general partners and affiliates                              10,849,637           10,560,764
  Due to selling partners                                              2,252,900            2,251,025
                                                                     -----------          -----------
Total liabilities                                                    148,885,330          149,472,020
                                                                     -----------          -----------

Minority interest                                                      2,605,385            3,018,863
                                                                     -----------          -----------
Commitments and contingencies (Note 4)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                                            19,051,064           20,863,541
  General partners                                                      (848,660)            (830,352)
                                                                     -----------          -----------
Total partners' capital (deficit)                                     18,202,404           20,033,189
                                                                     -----------          -----------
Total liabilities and partners'
  capital (deficit)                                                 $169,693,119         $172,524,072
                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                      -----------------------------
                                                                         2001               2000
                                                                      -----------------------------
Revenues
Rentals, net                                                          $6,823,428        $ 6,544,882
Other                                                                    166,341            148,707
                                                                      ----------         ----------

Total revenue                                                          6,989,769          6,693,589
                                                                      ----------         ----------

Expenses
General and administrative                                             1,653,551          1,681,551
General and administrative-
  related parties (Note 2)                                               657,258            643,156
Repairs and maintenance                                                1,306,984          1,112,323
Operating                                                                808,217            754,698
Taxes                                                                    276,236            274,934
Insurance                                                                307,173            289,658
Interest                                                               1,900,926          1,954,011
Depreciation and amortization                                          1,996,922          1,932,205
                                                                      ----------         ----------
Total expenses                                                         8,907,267          8,642,536
                                                                      ----------         ----------

Loss before minority interest                                         (1,917,498)        (1,948,947)

Minority interest in loss of
  subsidiaries                                                            86,713             68,781
                                                                      ----------         ----------
Net loss                                                             $(1,830,785)       $(1,880,166)
                                                                      ==========         ==========
Net loss-limited partners                                            $(1,812,477)       $(1,861,364)
                                                                      ==========         ==========

Number of BACs outstanding                                             115,917.5          115,917.5
                                                                      ==========         ==========

Net loss per BAC                                                     $    (15.64)       $    (16.06)
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


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Deficit)
                                   (Unaudited)

                                            Limited      General
                                Total       Partners     Partners
                           ---------------------------------------

Partners' capital
  (deficit) -
  April 1, 2001            $20,033,189   $20,863,541    $(830,352)
Net loss                    (1,830,785)   (1,812,477)     (18,308)
                            ----------    ----------     --------
Partners' capital
  (deficit) -
  June 30, 2001            $18,202,404   $19,051,064    $(848,660)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                      -------------------------------
                                                                         2001                 2000
                                                                      -------------------------------
Cash flows from operating activities:

Net loss                                                             $(1,830,785)         $(1,880,166)
                                                                      ----------           ----------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization                                          1,996,922            1,932,205
Minority interest in loss of
  subsidiaries                                                           (86,713)             (68,781)
Decrease in other assets                                                  89,444               38,742
Increase in cash held in escrow                                          (32,582)            (203,747)
Decrease in accounts payable and
  other liabilities                                                     (812,532)            (245,420)
Increase in due to general partners
  and affiliates                                                         288,873               68,306
Increase in due to local general
  partners and affiliates                                                471,446              419,125
Decrease in due to local general
  partners and affiliates                                               (114,621)             (92,975)
                                                                      ----------           ----------
Total adjustments                                                      1,800,237            1,847,455
                                                                      ----------           ----------

Net cash used in operating activities                                    (30,548)             (32,711)
                                                                      ----------           ----------
Cash flows from investing activities:

Acquisitions of property and
  equipment                                                              (30,541)             (49,073)
Decrease (increase) in cash held
  in escrow                                                              103,911             (135,615)
                                                                      ----------           ----------
Net cash provided by (used in)
  investing activities                                                    73,370             (184,688)
                                                                      ----------           ----------



                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 June 30,
                                                                      -------------------------------
                                                                         2001                 2000
                                                                      -------------------------------

Cash flows from financing activities:

Increase in deferred costs                                              (124,500)                   0
Repayments of mortgage notes                                            (421,731)            (363,398)
Increase in due to selling
  partners                                                                 1,875                1,876
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                                              (326,765)             (18,880)
                                                                      ----------           ----------

Net cash used in financing activities                                   (871,121)            (380,402)
                                                                      ----------           ----------
Net decrease in cash and
  cash equivalents                                                      (828,299)            (597,801)

Cash and cash equivalents at
  beginning of period                                                  2,624,751            2,463,141
                                                                      ----------           ----------

Cash and cash equivalents at
  end of period                                                      $ 1,796,452          $ 1,865,340
                                                                      ==========           ==========

Supplemental disclosure of noncash
 operating and financing activities:

Decrease in mortgage notes
  payable                                                            $(5,100,000)         $         0
Increase in due to local general
   partners and affiliates                                             5,100,000                    0


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $194,000 and $175,000 for the three months ended June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less subsidiary partnership losses are included in the Part-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


nership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000, respectively. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2001.

Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:
                                               Three Months Ended
                                                    June 30,
                                            ------------------------
                                               2001           2000
                                            ------------------------
Partnership management fees (a)              $374,000       $374,000
Expense reimbursement (b)                      32,479         27,680
Property management fees incurred to
  affiliates of the General Partners (c)       93,901         90,984

Local administrative fee (d)                   13,000         13,000
                                              -------        -------
Total general and administrative-
  General Partners                            513,380        505,664
                                              -------        -------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)          143,878        137,492
                                              -------        -------
Total general and administrative-
  related parties                            $657,258       $643,156
                                              =======        =======

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $8,686,000 and $8,312,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $408,199 and $378,362 for the three months ended June 30, 2001 and 2000, respectively. Of these fees, $237,779 and $228,476, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $93,901 and $90,984 for the three months ended June 30, 2001 and 2000, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Note Payable

GOODFELLOW PLACE LIMITED PARTNERSHIP
------------------------------------
On March 31, 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). On April 26, 2001, the New General Partner released approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 was released and paid to St. Louis Community Development Agency ("CDA") to fully defease and extinguish the promissory note payable. Goodfellow expects to recognize approximately $1,600,000 as forgiveness of indebtedness income with respect to the promissory note in the quarter ending September 30, 2001.

UPPER FIFTH AVENUE RESIDENTIAL ASSOCIATES, L.P.
-----------------------------------------------
On January 31, 2001, the Letter of Credit agreement between Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth"), Bankers Trust Company ("the Bank") and New York City Housing Development Corporation ("HDC") expired. On February 7, 2001, an affiliate of the Upper Fifth general partner loaned the subsidiary $5,100,000 to repay a portion of the first mortgage, and extend its Letter of Credit to January 31, 2002. This non-interest bearing loan matures in January, 2016.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

METROPOLITAN TOWERS ASSOCIATES, L.P.
------------------------------------
The subsidiary partnership, Metropolitan Towers Associates, L.P. ("Metropolitan"), is a defendant in a legal proceeding brought by the family of an employee who died in a work related accident. It is management's opinion that the claim should be covered by Metropolitan's insurance policy. Because the Partnership is a limited partner in Metropolitan, the maximum loss which the Partnership could suffer in connection with this legal proceeding is its net investment in Metropolitan.

Note 5 - Subsequent Event

On July 3, 2001, Campeche Isle Apartments, Limited Partnership ("Campeche") entered into a purchase and sale agreement with a third party to sell the property and the related assets and liabilities for a purchase price of $4,700,000. The closing is expected to occur in late 2001. No assurance can be given that the closing will actually occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2001, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are (i) working capital reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. However, until the Partnership begins to liquidate its investments, distributions received by the Partnership are expected to be immaterial. During the three months ended June 30, 2001, distributions received by the Partnership from operations of the Local Partnerships were approximately $27,000.

During the three months ended June 30, 2001, cash and cash equivalents decreased approximately $828,000. This decrease was primarily due to acquisitions of property and equipment ($31,000), repayments of mortgage notes ($422,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($327,000), an increase in deferred costs ($125,000) and cash used in operating activities ($31,000) which exceeded a decrease in cash held in escrow relating to investing activities ($104,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,997,000).

Partnership management fees owed to the General Partners amounting to approximately $8,686,000 and $8,312,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2001 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 4% for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to rental rate increases.

Other income increased approximately $18,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to interest income earned on a note receivable at the Partnership level.

Total expenses, excluding repairs and maintenance remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Repairs and maintenance increased approximately $195,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to repainting, plumbing repairs, and repairs to the security systems at two Local Partnerships.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                         By: RELATED CREDIT PROPERTIES II L.P.,
                             a General Partner

                             By:Related Credit Properties II Inc.,
                                its General Partner

Date:  August 7, 2001

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial
                                    Officer)


                         By: LIBERTY GP II INC.,
                             a General Partner

Date:  August 7, 2001

                             By:/s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes,
                                President
                         and

                         By: LIBERTY ASSOCIATES II, L.P.
                             a General Partner

                             By:Related Credit Properties II Inc.,
                             its General Partner

Date:  August 7, 2001

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President


                             and

                             By:Liberty GP II Inc.,
                                its General Partner

Date:  August 7, 2001

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President