Form 10-Q
period 2001-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2001-11-08
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                      --------------------  --------------------
                                                          SEPTEMBER 30,          MARCH 31,
                                                              2001                  2001
                                                      --------------------  --------------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $91,360,897 and $87,484,864,
  respectively                                              $150,746,920          $154,378,556
Cash and cash equivalents                                      2,038,378             2,624,751
Cash held in escrow                                            7,772,825             7,853,371
Deferred costs, net of accumulated
  amortization of $2,650,832 and
  $2,530,742, respectively                                     3,676,846             3,697,618
Other assets                                                   3,882,975             3,969,776
                                                            ------------          ------------
Total assets                                                $168,117,944          $172,524,072
                                                            ============          ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                      --------------------  --------------------
                                                          SEPTEMBER 30,          MARCH 31,
                                                              2001                  2001
                                                      --------------------  --------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                                    $109,307,352          $117,039,709
  Accounts payable and other
    liabilities                                                8,120,590             8,650,494
  Due to local general partners and
    affiliates                                                16,790,300            10,970,028
  Due to general partners and affiliates                      11,128,629            10,560,764
  Due to selling partners                                      2,254,775             2,251,025
                                                            ------------          ------------
Total liabilities                                            147,601,646           149,472,020
                                                            ------------          ------------

Minority interest                                              2,522,595             3,018,863
                                                            ------------          ------------

Commitments and contingencies (Note 4)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
    issued and outstanding)                                   18,844,450            20,863,541
  General partners                                              (850,747)             (830,352)
                                                            ------------          ------------
Total partners' capital (deficit)                             17,993,703            20,033,189
                                                            ------------          ------------
Total liabilities and partners'
  capital (deficit)                                         $168,117,944          $172,524,072
                                                            ============          ============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           -------------------------------     -------------------------------
                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                     SEPTEMBER 30,                        SEPTEMBER 30,
                           -------------------------------     -------------------------------
                               2001              2000             2001               2000
                           -------------------------------     -------------------------------
Revenues
Rentals, net                 $ 6,807,471       $ 6,545,373       $13,630,899       $13,090,255
Other                            172,929           230,494           339,270           379,201
                             -----------       -----------       -----------       -----------
Total revenue                  6,980,400         6,775,867        13,970,169        13,469,456
                             -----------       -----------       -----------       -----------

Expenses
General and
  administrative               1,732,222         1,643,207         3,385,773         3,324,758
General and
  administrative-
  related parties
  (Note 2)                       640,001           696,905         1,297,259         1,340,061
Repairs and
  maintenance                  1,529,758         1,559,382         2,836,742         2,671,705
Operating                        689,383           726,268         1,497,600         1,480,966
Taxes                            276,402           274,203           552,638           549,137
Insurance                        294,347           272,909           601,520           562,567
Interest                       1,893,753         1,409,689         3,794,679         3,363,700
Depreciation and
  amortization                 1,999,201         2,048,268         3,996,123         3,980,473
                             -----------       -----------       -----------       -----------
Total expenses                 9,055,067         8,630,831        17,962,334        17,273,367
                             -----------       -----------       -----------       -----------

Loss before
  minority interest
  and extra-
  ordinary item               (2,074,667)       (1,854,964)       (3,992,165)       (3,803,911)
Minority interest in
  loss of subsidiaries            63,344            67,089           150,057           135,870
                             -----------       -----------       -----------       -----------
Loss before extra-
  ordinary item               (2,011,323)       (1,787,875)       (3,842,108)       (3,668,041)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 3)              1,802,622                 0         1,802,622                 0
                             -----------       -----------       -----------       -----------
Net income (loss)            $  (208,701)      $(1,787,875)      $(2,039,486)      $(3,668,041)
                             ===========       ===========       ===========       ===========
Limited Partners
  Share:
Loss before extra-
  ordinary item              $(1,991,210)      $(1,769,997)      $(3,803,687)      $(3,631,361)
Extraordinary item             1,784,596                 0         1,784,596                 0
                             -----------       -----------       -----------       -----------

Net income (loss)            $  (206,614)      $(1,769,997)      $(2,019,091)      $(3,631,361)
                             ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                           -------------------------------     -------------------------------
                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                     SEPTEMBER 30,                       SEPTEMBER 30,
                           -------------------------------     -------------------------------
                               2001              2000             2001               2000
                           -------------------------------     -------------------------------
Number of units
  outstanding                  115,917.5         115,917.5         115,917.5         115,917.5
                             ===========       ===========       ===========       ===========

Income (loss) before
  extraordinary
  item per limited
  partner unit               $    (17.18)      $    (15.27)      $    (32.81)      $    (31.33)
Extraordinary item
  per limited
  partner unit                     15.40                 0             15.40                 0
                             -----------       -----------       -----------       -----------
Net income (loss)
  per limited
  partner unit               $     (1.78)      $    (15.27)      $    (17.41)      $    (31.33)
                             ===========       ===========       ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                                   ------------------------------------------------------------
                                                            LIMITED               GENERAL
                                      TOTAL                 PARTNERS              PARTNERS
                                   ------------------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2001                      $20,033,189             $20,863,541            $(830,352)
Net loss                              (2,039,486)             (2,019,091)             (20,395)
                                     -----------             -----------            ---------
Partners' capital
  (deficit) -
  September 30, 2001                 $17,993,703             $18,844,450            $(850,747)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                        --------------------------------------
                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                        --------------------------------------
                                                               2001                   2000
                                                        --------------------------------------
Cash flows from operating activities:

Net loss                                                     $(2,039,486)          $(3,668,041)
                                                             -----------           -----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Extraordinary item - forgiveness
  of indebtedness income                                      (1,802,622)                    0
Depreciation and amortization                                  3,996,123             3,980,473
Minority interest in loss of
  subsidiaries                                                  (150,057)             (135,870)
Decrease in other assets                                          86,801               831,489
Increase in cash held in escrow                                  (42,256)             (141,089)
Decrease in accounts payable and
  other liabilities                                             (529,904)             (877,266)
Increase in due to general partners
  and affiliates                                                 567,865               648,017
Increase in due to local general
  partners and affiliates                                        814,719               508,182
Decrease in due to local general
  partners and affiliates                                        (94,447)             (178,328)
                                                             -----------           -----------
Total adjustments                                              2,846,222             4,635,608
                                                             -----------           -----------

Net cash provided by
  operating activities                                           806,736               967,567
                                                             -----------           -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                                     (244,397)             (216,189)
Decrease (increase) in cash held
  in escrow                                                      122,802              (132,145)
                                                             -----------           -----------
Net cash used in investing activities                           (121,595)             (348,334)
                                                             -----------           -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                        --------------------------------------
                                                               2001                   2000
                                                        --------------------------------------
Cash flows from financing activities:

Increase in deferred costs                                       (99,318)               (2,738)
Repayments of mortgage notes                                    (829,735)           (1,406,793)
Increase in due to selling
  partners                                                         3,750                 3,751
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                                      (346,211)             (286,257)
                                                             -----------           -----------

Net cash used in financing activities                         (1,271,514)           (1,692,037)
                                                             -----------           -----------

Net decrease in cash and
  cash equivalents                                              (586,373)           (1,072,804)

Cash and cash equivalents at
  beginning of period                                          2,624,751             2,463,141
                                                             -----------           -----------

Cash and cash equivalents at
  end of period                                              $ 2,038,378           $ 1,390,337
                                                             ===========           ===========

Supplemental disclosure of noncash
  operating and financing activities:
Advance from local general partner
  and affiliates to repay mortgage
  notes payable                                              $ 5,100,000           $         0
Forgiveness of indebtedness income
  (Note 3):
Decrease in mortgage notes payable                            (1,802,622)                    0

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $168,000 and $167,000 and $362,000 and $342,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less subsidiary

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

partnership losses which are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000, and its cash flows for the six months ended September 30, 2001 and 2000, respectively. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                   -----------------------------   ------------------------------
                                       2001              2000           2001              2000
                                   -----------------------------   ------------------------------
Partnership manage-
  ment fees (a)                      $374,000          $374,000     $  748,000       $   748,000
Expense reimburse-
  ment (b)                             21,500            40,177         53,979            67,857
Property management
  fees incurred to affili-
  ates of the General
  Partners (c)                         92,769            90,984        186,670           181,968
Local administrative
  fee (d)                              13,000            13,000         26,000            26,000
                                     --------          --------     ----------        ----------
Total general and ad-
  ministrative-General
  Partners                            501,269           518,161      1,014,649         1,023,825
                                     --------          --------     ----------        ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                        138,732           178,744        282,610           316,236
                                     --------          --------     ----------        ----------
Total general and ad-
  ministrative-related
  parties                            $640,001          $696,905     $1,297,259        $1,340,061
                                     ========          ========     ==========        ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $9,060,000 and $8,312,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $425,531 and $431,429 and $833,730 and $809,791 for the three and six months ended September 30, 2001 and 2000, respectively. Of these fees, $231,501 and $269,728 and $469,280 and $498,204, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $92,769 and $90,984 and $186,670 and $181,968 for the three and six months ended September 30, 2001 and 2000, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

UPPER FIFTH AVENUE RESIDENTIAL ASSOCIATES, L.P.
On January 31, 2001, the Letter of Credit agreement between Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth"), Bankers Trust Company ("the Bank") and New York City Housing Development Corporation ("HDC") expired. On February 7, 2001, an affiliate of the Local General Partner loaned the subsidiary $5,100,000 to repay a portion of the first mortgage, and extend its Letter of Credit to January 31, 2002. This non-interest bearing loan matures in January, 2016.

PROPERTY DEVELOPMENT ASSOCIATES, L.P.
In March 2001, Property Development Associates, L.P. ("Bridgeport") refinanced its mortgage note payable of $5,500,000. Principal in the amount of $100,000 was paid and a new note of $5,400,000 was issued. The new mortgage bears interest at the rate of 6% per annum. Payments of simple interest are due monthly. In addition, beginning on January 1, 2002 and continuing through the Maturity Date, principal payments of $8,333.34 per month are also due. The loan matures on May 1, 2004. Bridgeport has experienced declining occupancy levels during the year. As a result, the Partnership has advanced approximately $10,000 to the Local Partnership to fund operating expenses.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 5 - Subsequent Event

On July 3, 2001, Campeche Isle Apartments, Limited Partnership ("Campeche") entered into a purchase and sale agreement with an unaffiliated third party to sell the property and the related assets and liabilities for a purchase price of $4,700,000. This contract was subsequently terminated. On September 21, 2001, Campeche entered into a new purchase and sale agreement with a different unaffiliated third party for $4,700,000. The closing is expected to occur in late 2001. No assurance can be given that the closing will actually occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2001, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are (i) working capital reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. However, until the Partnership begins to liquidate its investments, distributions received by the Partnership are expected to be immaterial. During the six months ended September 30, 2001, distributions received by the Partnership from operations of the Local Partnerships were approximately $235,000.

During the six months ended September 30, 2001, cash and cash equivalents decreased approximately $586,000. This decrease was primarily due to acquisitions of property and equipment ($244,000), repayments of mortgage notes ($830,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($346,000) and an increase in deferred costs ($99,000) which exceeded cash provided by operating activities ($807,000) and a decrease in cash held in escrow relating to investing activities ($123,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,996,000) and forgiveness of indebtedness income ($1,803,000).

Partnership management fees owed to the General Partners amounting to approximately $9,060,000 and $8,312,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three and six months ended September 30, 2001 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 4% for both the three and six months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to rental rate increases.

Other income decreased approximately $58,000 and $40,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to the receipt of a tax refund for prior year taxes at one Local Partnership in 2000.

Total expenses, excluding interest, remained fairly consistent with a decrease of approximately 1% and an increase of approximately 2% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Interest expense increased approximately $484,000 and $431,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to the reversal of accrued interest at one Local Partnership in 2000, partially offset by a decrease at a second Local Partnership in 2001.

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

Date:  November 8, 2001

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President and Chief Executive Officer
                                         (Principal Executive and Financial
                                         Officer)

                             By: LIBERTY GP II INC.,
                                 a General Partner

Date:  November 8, 2001

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                         and

                         By: LIBERTY ASSOCIATES II, L.P.
                             a General Partner

                             By: Related Credit Properties II Inc.,
                                 its General Partner

Date:  November 8, 2001

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President


                             and

                             By: Liberty GP II Inc.,
                                 its General Partner

Date:  November 8, 2001

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President