Form 10-Q
period 2001-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2002-02-12
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            DECEMBER 31,           MARCH 31,
                                                                2001                  2001
                                                            ------------          ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $89,913,683 and $87,484,864,
  respectively                                              $144,049,737          $154,378,556
Property and equipment - held
  for sale, net of accumulated
  depreciation of $3,305,898 and
  $0, respectively                                             5,010,338                     0
Cash and cash equivalents                                      1,405,651             2,624,751
Cash held in escrow                                            7,693,532             7,853,371
Deferred costs, net of accumulated
  amortization of $2,712,570 and
  $2,530,742, respectively                                     3,595,108             3,697,618
Other assets                                                   4,039,723             3,969,776
                                                            ------------          ------------

Total assets                                                $165,794,089          $172,524,072
                                                            ============          ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                            DECEMBER 31,           MARCH 31,
                                                                2001                  2001
                                                            ------------          ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                                    $108,769,118          $117,039,709
  Accounts payable and other
    liabilities                                                7,826,263             8,650,494
  Due to local general partners and
    affiliates                                                16,805,605            10,970,028
  Due to general partners and affiliates                      11,886,700            10,560,764
  Due to selling partners                                      2,256,650             2,251,025
                                                            ------------          ------------
Total liabilities                                            147,544,336           149,472,020
                                                            ------------          ------------

Minority interest                                              2,262,560             3,018,863
                                                            ------------          ------------
Commitments and contingencies (Note 4)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
    issued and outstanding)                                   16,858,005            20,863,541
  General partners                                              (870,812)             (830,352)
                                                            ------------          ------------
Total partners' capital (deficit)                             15,987,193            20,033,189
                                                            ------------          ------------
Total liabilities and partners'
  capital (deficit)                                         $165,794,089          $172,524,072
                                                            ============          ============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      DECEMBER 31,                        DECEMBER 31,
                             ------------------------------     -------------------------------
                                 2001             2000*             2001              2000*
                             ------------------------------     -------------------------------
Revenues
Rentals, net                 $ 6,723,877       $ 6,623,883       $20,354,776       $19,714,138
Other                            254,364           205,760           593,634           584,961
                             ------------      ------------     -------------      ------------

Total revenue                  6,978,241         6,829,643        20,948,410        20,299,099
                             ------------      ------------     -------------      ------------
Expenses
General and
  administrative               1,838,302         1,715,058         5,224,075         5,039,816
General and
  administrative-
  related parties
  (Note 2)                       684,272           650,169         1,981,531         1,990,230
Repairs and
  maintenance                  1,500,055         1,459,455         4,336,797         4,131,160
Operating                        782,076           616,387         2,279,676         2,097,353
Taxes                            263,778           280,975           816,416           830,112
Insurance                        252,692           248,310           854,212           810,877
Interest                       1,767,142         1,893,897         5,561,821         5,257,597
Depreciation and
  amortization                 1,920,422         1,948,358         5,916,545         5,928,831
                             ------------      ------------     -------------      ------------
Total expenses                 9,008,739         8,812,609        26,971,073        26,085,976
                             ------------      ------------     -------------      ------------
Loss before
  minority interest
  and extra-
  ordinary item               (2,030,498)       (1,982,966)       (6,022,663)       (5,786,877)
Minority interest in
  loss of subsidiaries            23,988            27,843           174,045           163,713
                             ------------      ------------     -------------      ------------
Loss before extra-
  ordinary item               (2,006,510)       (1,955,123)       (5,848,618)       (5,623,164)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 3)                      0                 0         1,802,622                 0
                             ------------      ------------     -------------      ------------
Net loss                     $(2,006,510)      $(1,955,123)      $(4,045,996)      $(5,623,164)
                             ============      ============     =============      ============
Limited Partners
  Share:
Loss before extra-
  ordinary item              $(1,986,445)      $(1,935,572)     $ (5,790,132)      $(5,566,932)
Extraordinary item                     0                 0         1,784,596                 0
                             ------------      ------------     -------------      ------------

Net loss                     $(1,986,445)      $(1,935,572)     $ (4,005,536)      $(5,566,932)
                             ============      ============     =============      ============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      DECEMBER 31,                        DECEMBER 31,
                             ------------------------------     -------------------------------
                                 2001             2000*             2001              2000*
                             ------------------------------     -------------------------------
Number of units
  outstanding                  115,917.5         115,917.5         115,917.5         115,917.5
                               =========         =========         =========         =========
Loss before
  extraordinary
  item per limited
  partner unit                $   (17.14)        $  (16.70)       $   (49.95)       $   (48.02)
Extraordinary item
  per limited
  partner unit                         0                 0             15.40                 0
                               ---------         ---------         ---------         ---------
Net loss
  per limited
  partner unit                $   (17.14)        $  (16.70)       $   (34.55)       $   (48.02)
                               =========         =========         =========         =========


* Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Deficit)
                                   (Unaudited)

                                                              LIMITED               GENERAL
                                        TOTAL                 PARTNERS              PARTNERS
                                    ----------------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2001                      $20,033,189             $20,863,541         $   (830,352)
Net loss                              (4,045,996)             (4,005,536)             (40,460)
                                      ----------              ----------          -----------
Partners' capital
  (deficit) -
  December 31, 2001                  $15,987,193             $16,858,005         $   (870,812)
                                      ==========              ==========          ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                             ---------------------------------
                                                                 2001                  2000*
                                                             ---------------------------------
Cash flows from operating activities:

Net loss                                                     $(4,045,996)          $(5,623,164)
                                                              ----------            ----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Extraordinary item - forgiveness
  of indebtedness income                                      (1,802,622)                    0
Depreciation and amortization                                  5,916,545             5,928,831
Minority interest in loss of
  subsidiaries                                                  (174,045)             (163,713)
(Increase) decrease in other assets                              (69,947)            1,333,084
(Increase) decrease in cash held in
  escrow                                                         (41,133)              262,714
Decrease in accounts payable and
  other liabilities                                             (824,231)           (1,145,144)
Increase in due to general partners
  and affiliates                                               1,325,936             1,137,316
Increase in due to local general
  partners and affiliates                                        953,116               584,447
Decrease in due to local general
  partners and affiliates                                       (217,539)             (178,448)
                                                              ----------            ----------
Total adjustments                                              5,066,080             7,759,087
                                                              ----------            ----------
Net cash provided by
  operating activities                                         1,020,084             2,135,923
                                                              ----------            ----------
Cash flows from investing activities:

Acquisitions of property and
  equipment                                                     (416,236)             (429,111)
Decrease (increase) in cash held
  in escrow                                                      200,972               (70,675)
                                                              ----------            ----------
Net cash used in investing activities                           (215,264)             (499,786)
                                                              ----------            ----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                             ---------------------------------
                                                                 2001                  2000*
                                                             ---------------------------------
Cash flows from financing activities:

Increase in deferred costs                                       (79,318)               (2,738)
Repayments of mortgage notes                                  (1,367,969)           (1,771,967)
Increase in due to selling
  partners                                                         5,625                 5,626
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                                      (582,258)             (307,461)
                                                              ----------            ----------
Net cash used in financing activities                         (2,023,920)           (2,076,540)
                                                              ----------            ----------
Net decrease in cash and
  cash equivalents                                            (1,219,100)             (440,403)

Cash and cash equivalents at
  beginning of period                                          2,624,751             2,463,141
                                                              ----------            ----------
Cash and cash equivalents at
  end of period                                              $ 1,405,651           $ 2,022,738
                                                              ==========            ==========

Supplemental disclosure of noncash
  operating and financing activities:

Increase in property and equipment -
  held for sale reclassified from
  property and equipment                                     $ 5,010,338           $         0
Advance from local general partner
  and affiliates to repay mortgage
  notes payable                                                5,100,000                     0
Forgiveness of indebtedness income
  (Note 3):
Decrease in mortgage notes payable                            (1,802,622)                    0

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $142,000 and $142,000 and $504,000 and $540,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partnership's partners' equity less subsidiary

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

partnership losses which are included in the Partnership's capital account except for losses allocated to minority interest capital.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000, and its cash flows for the nine months ended December 31, 2001 and 2000, respectively. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                            DECEMBER 31,                    DECEMBER 31,
                                    ---------------------------    -----------------------------
                                       2001             2000*          2001              2000*
                                    ---------------------------    -----------------------------
Partnership manage-
  ment fees (a)                      $374,000          $374,000     $1,122,000        $1,122,000
Expense reimburse-
  ment (b)                             52,000            56,021        105,979           123,878
Property management
  fees incurred to affili-
  ates of the General
  Partners (c)                         96,735            90,984        283,405           272,952
Local administrative
  fee (d)                              13,000            13,000         39,000            39,000
                                      -------           -------      ---------         ---------
Total general and ad-
  ministrative-General
  Partners                            535,735           534,005      1,550,384         1,557,830
                                      -------           -------      ---------         ---------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                        148,537           116,164        431,147           432,400
                                      -------           -------      ---------         ---------
Total general and ad-
  ministrative-related
  parties                            $684,272          $650,169     $1,981,531        $1,990,230
                                      =======           =======      =========         =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $9,434,000 and $8,312,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $425,353 and $423,376 and $1,259,083 and $1,233,167 for the three and nine months ended December 31, 2001 and 2000, respectively. Of these fees, $245,272 and $207,148 and $714,552 and $705,352, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $96,735 and $90,984 and $283,405 and $272,952 for the three and nine months ended December 30, 2001 and 2000, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Mortgage Notes Payable

GOODFELLOW PLACE LIMITED PARTNERSHIP

On March 31, 2000, the general partner of Goodfellow withdrew from the partnership and Liberty Associates II, L.P. became the new general partner (the "New General Partner"). On April 26, 2001, the New General Partner released approximately $65,000 from the restricted escrow account to bring the first mortgage current and $25,000 was released and paid to St. Louis Community Development Agency ("CDA") to fully defease and extinguish the promissory note payable. Goodfellow recognized approximately $1,803,000 as forgiveness of indebtedness income with

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

respect to the promissory note. The forgiveness of indebtedness was originally intended and expected to occur in August 2000, and therefore was recorded in the financial statements included with the Form 10-Q for the quarter ended December 31, 2000. Due to certain unforeseen circumstances, the transaction was actually completed in April 2001. As a result, the forgiveness of indebtedness was not reported in the financial statements included with the Form 10-K for the year ended March 31, 2001. Amounts included in the financial statements contained in this Form 10-Q relating to periods prior to the current quarter have been adjusted accordingly.

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

PROPERTY DEVELOPMENT ASSOCIATES, L.P.

In March 2001, Property Development Associates, L.P. ("Bridgeport") refinanced its mortgage note payable of $5,500,000. Principal in the amount of $100,000 was paid and a new note of $5,400,000 was issued. The new mortgage bears interest at the rate of 6% per annum. Payments of simple interest are due monthly. In addition, beginning on January 1, 2002 and continuing through the Maturity Date, principal payments of $8,333.34 per month are also due. The loan matures on May 1, 2004. Bridgeport has experienced declining occupancy levels during the year. As a result, the Partnership has advanced approximately $64,000 to the Local Partnership to fund operating expenses.

Note 4 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

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

Note 5 - Subsequent Event

On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $144,000, which will be recognized in the financial statements Form 10-Q for the quarter ending June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2001, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships.

The Partnership's primary sources of funds are (i) working capital reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. However, until the Partnership begins to liquidate its investments, distributions received by the Partnership are expected to be immaterial. During the nine months ended December 31, 2001, distributions received by the Partnership from operations of the Local Partnerships were approximately $235,000.

During the nine months ended December 31, 2001, cash and cash equivalents decreased approximately $1,219,000. This decrease was primarily due to acquisitions of property and equipment ($416,000), repayments of mortgage notes ($1,368,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($582,000) and an increase in deferred costs ($79,000) which exceeded cash provided by operating activities ($1,020,000) and a decrease in cash held in escrow relating to investing activities ($201,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,917,000) and forgiveness of indebtedness income ($1,803,000).

Partnership management fees owed to the General Partners amounting to approximately $9,434,000 and $8,312,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended December 31, 2001 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income increased approximately 2% and 3% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Other income increased approximately $49,000 and $9,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to grant monies received and an increase in deferred revenue from laundry contracts at two Local Partnerships in 2001.

Total expenses, excluding operating, remained fairly consistent with an increase of less than 1% and approximately 3% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

Operating expense increased approximately $166,000 and $182,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in gas charges at six Local Partnerships.

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

           (a)  Exhibits - None

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

Date: February 11, 2002

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

Date: February 11, 2002

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

Date: February 11, 2002

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President


                               and

                               By:  Liberty GP II Inc.,
                                    its General Partner

Date: February 11, 2002

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President