Form 10-K
period 2002-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2002-06-26
CIK 832141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3458180
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                         ---------------
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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit") ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2002, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. In June 1997, the Partnership sold 24.98% of its limited partnership interest in United-Glenarden I Limited Partnership and 32.32% of its limited partnership interest in Property Development Associates, L.P. On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold. See Results of Operations of Certain Local Partnerships.

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

Investment Objectives, Tax Credits
----------------------------------

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.);

2. Preserve and protect the Partnership's capital;

3. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing proceeds upon the disposition of the Properties;

4. Provide cash distributions when available from the operations of Properties; and

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

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partner of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2002, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships has failed to remain in compliance with the Tax Credit requirements, and therefore none has suffered an event of recapture of Tax Credits. The Partnership generated $1,725,324, $4,415,175 and $12,240,583 in Tax Credits during the 2001,
2000 and 1999 Fiscal Years, respectively.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2002, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 27 Local Partnerships. On January 18, 2002, the property and the related assets and liabilities of Campeche were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 14, Schedule III.

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

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

*Each is an affiliate of the Partnership, with the same management.

                           Local Partnership Schedule
                           --------------------------


Name and Location                                                    % of Units Occupied At May 1,
                                                                   -----------------------------------------
(Number of Units)                             Date Acquired        2002       2001      2000       1999     1998
-----------------                             -------------        ----       ----      ----       ----     ----
Polynesian Apartments Associates,
  Ltd. (a Limited Partnership)
  Homestead, FL (84)                          July 1988             99         99         96         99        96
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                         July 1988             99         98         98         98        96
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                       December 1988         98         99         98         99        99
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                          October 1988          93         93         93         95        93
Property Development Associates, L.P.
  Kansas City, MO (232)                       December 1988         78         84         94         97        95
Whittier Plaza Associates
  Limited Partnership
  St. Louis, MO (27)                          December 1988         96        100         89         96        78



                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------

Name and Location                                                    % of Units Occupied At May 1,
                                                                   -----------------------------------------
(Number of Units)                             Date Acquired        2002       2001      2000       1999     1998
-----------------                             -------------        ----       ----      ----       ----     ----
United-Glen Arden I
  Limited Partnership
  Glen Arden, MD (354)                        December 1988         98         98         97         96        96
United-Glen Arden II
  Limited Partnership
  Glen Arden, MD (238)                        December 1988         99         99         98         98        98
Rolling Green Limited Partnership
  Chicago, IL (224)                           December 1988         90         96         90         75        97
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                            December 1988        100         93        100         97        96
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                          December 1988         98         98         98         98        99
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                           December 1988        100        100        100        100       100
Upper Fifth Avenue Residential
  Associates, L.P.
  New York, NY (151)                          January 1989         100         99        100         99        98
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                           January 1989         100        100        100        100        96
General Atlantic Second Avenue
  Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                           January 1989         100        100        100        100       100
Church Lane Associates
  Germantown, PA (40)                         February 1989        100         98         95        100        98
Campeche Isle Apartments
  Limited Partnership
  Galveston, TX (208)                         May 1989             (*)         96         85         87        78
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                             November 1988         98         93         98         99        95
Concourse Artists Housing
  Associates (a Limited Partnership)
  Bronx, NY (23)                              November 1988        100         96         96         96        91
2051 Grand Concourse Housing
  Associates (a Limited Partnership)
  Bronx, NY (63)                              November 1988         91        100         95         97        94
Willoughby-Wyckoff Housing
  Associates (a Limited Partnership)
  Bronx, NY (68)                              November 1988        100         87         87         91        91
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                          May 1989              93         92         92         99        96



                           Local Partnership Schedule
                           --------------------------
                                  (continued)
                                  -----------

Name and Location                                                    % of Units Occupied At May 1,
                                                                   -----------------------------------------
(Number of Units)                             Date Acquired        2002       2001      2000       1999     1998
-----------------                             -------------        ----       ----      ----       ----     ----
Penn Alto Associates
  Limited Partnership
  Altoona, PA (150)                           June 1989             83         82         82         89        87
Gramco Development
  Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                           July 1989             98         98         96         99        98
Alexis Park Apartments
  A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)                      July 1989             86         86         90         93        95
Williamsburg Residential, L.P.
  Wichita, KS (76)                            August 1989           93        100         70         92        78
Victory Apartments
  Chicago, IL (107)                           September 1989        94         95         93         93        93

(*) The property and the related assets and liabilities of this Partnership were sold during the fiscal year ended March 31, 2002 (see Item 7. below).

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indices in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

Management annually reviews the physical state of the Properties and suggests to the respective Local General Partners budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

Management annually reviews the insurance coverage of the Properties and subject to budget constraints recommends to the respective Local General Partners additional coverage if warranted. Management believes that coverage is presently adequate.

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

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of Alexis Park Apartments contained under the heading "Results of Operations of Certain Local Partnerships" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of May 15, 2002, the Partnership had 8,493 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                                Year Ended March 31,
                                     -----------------------------------------------------------------------
Operations                              2002             2001           2000            1999             1998
----------                          ------------    ------------    ------------    ------------    ------------
Revenues                            $ 29,319,132    $ 28,153,009    $ 27,104,148    $ 26,705,795    $ 26,563,918

Operating expenses                   (37,441,863)    (36,010,097)    (35,347,234)    (35,058,033)    (35,799,640)
                                    ------------    ------------    ------------    ------------    ------------

Loss before minority interest and     (8,122,731)     (7,857,088)     (8,243,086)     (8,352,238)     (9,235,722)
  extraordinary items

Minority interest in loss of             137,083         238,349         254,205         414,579         404,890
  subsidiaries

Extraordinary item - forgiveness       1,802,622         695,154               0               0               0
                                    ------------    ------------    ------------    ------------    ------------
  of indebtedness

Net loss                            $ (6,183,026)   $ (6,923,585)   $ (7,988,881)   $ (7,937,659)   $ (8,830,832)
                                    ============    ============    ============    ============    ============

Per unit amounts:

Loss before extraordinary item            (68.20)         (65.07)         (68.23)         (67.79)         (75.42)
  per BAC

Extraordinary item per BAC                 15.40            5.94               0               0               0
                                    ------------    ------------    ------------    ------------    ------------

Net loss per BAC                    $     (52.80)   $     (59.13)   $     (68.23)   $     (67.79)   $     (75.42)
                                    ============    ============    ============    ============    ============
                                                    Year Ended March 31,
                          -----------------------------------------------------------------------
Financial Position            2002           2001           2000           1999           1998
-----------------------   ------------   ------------   ------------   ------------   ------------
Total assets              $163,751,533   $172,524,072   $180,071,778   $185,526,512   $192,850,536
                          ============   ============   ============   ============   ============

Total liabilities         $147,385,098   $149,472,020   $149,572,808   $146,563,631   $145,266,475
                          ============   ============   ============   ============   ============

Minority interest         $  2,516,272   $  3,018,863   $  3,542,196   $  4,017,226   $  4,700,747
                          ============   ============   ============   ============   ============

Total partners' capital   $ 13,850,163   $ 20,033,189   $ 26,956,774   $ 34,945,655   $ 42,883,314
                          ============   ============   ============   ============   ============

During the years ended March 31, 1998 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.

                  Selected Quarterly Financial Data (Unaudited)
                  ---------------------------------------------

                                                 Quarter Ended
                             ----------------------------------------------------------------
Operations                      June 30,      September 30,     December 31,      March 31,
                                  2001            2001              2001            2002
--------------------------   -------------    -------------    -------------    -------------
Revenues                     $   6,989,769    $   6,980,400    $   6,978,241    $   8,370,722

Operating expenses
                                (8,907,267)      (9,055,067)      (9,008,739)     (10,470,790)
                             -------------    -------------    -------------    -------------

Loss before minority
  interest and
  extraordinary items           (1,917,498)      (2,074,667)      (2,030,498)      (2,100,068)

Minority interest in loss
  (income) of subsidiaries
                                    86,713           63,344           23,988          (36,962)

Extraordinary item -
  forgiveness of
  indebtedness income                    0        1,802,622                0                0
                             -------------    -------------    -------------    -------------

Net loss                     $  (1,830,785)   $    (208,701)   $  (2,006,510)   $  (2,137,030)
                             =============    =============    =============    =============

Per unit amounts:

Loss before extraordinary
  item per BAC
                             $      (15.64)   $      (17.18)   $      (17.13)   $      (18.25)

Extraordinary item per BAC               0            15.40                0                0
                             -------------    -------------    -------------    -------------

Net loss per BAC             $      (15.64)   $       (1.78)   $      (17.13)   $      (18.25)
                             =============    =============    =============    =============
                                                       Quarter Ended
                             ----------------------------------------------------------------
Operations                      June 30,      September 30,     December 31,      March 31,
                                  2000             2000             2000            2001
--------------------------   -------------    -------------    -------------    -------------
Revenues                     $   6,693,589    $   6,775,867    $   6,829,643    $   7,853,910

Operating expenses
                                (8,642,536)      (8,630,831)      (8,812,609)      (9,924,121)
                             -------------    -------------    -------------    -------------

Loss before minority
  interest and
  extraordinary items
                                (1,948,947)      (1,854,964)      (1,982,966)      (2,070,211)

Minority interest in loss
  of subsidiaries
                                    68,781           67,089           27,843           74,636

Extraordinary item -
  forgiveness of
  indebtedness income                    0                0                0          695,154
                             -------------    -------------    -------------    -------------

Net loss                     $  (1,880,166)   $  (1,787,875)   $  (1,955,123)   $  (1,300,421)
                             =============    =============    =============    =============

Per unit amounts:

Loss before extraordinary
  item per BAC
                             $      (16.06)   $      (15.27)   $      (16.70)   $      (17.04)

Extraordinary item per BAC
                                        0                0                 0             5.94
                             -------------    -------------    -------------    -------------

Net loss per BAC             $      (16.06)   $      (15.27)   $      (16.70)   $      (11.10)
                             =============    =============    =============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Through March 31, 2002, the Partnership has invested all of the net proceeds in twenty-seven Local Partnerships. On January 18, 2002, the Property and the related assets and liabilities of Campeche were sold. None of the purchase price remains to be paid

During the year ended March 31, 2002, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. Such funds are available to meet the obligations of the Partnership but are not expected to be significant.

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

During the years ended March 31, 2002, 2001 and 2000, respectively, cash distributions received from operations of the Local Partnerships were approximately $235,000, $246,000 and $6,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2002, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships decreased approximately $1,371,000. This decrease was the result of an increase in acquisitions of property and equipment ($904,000), repayments of mortgage loans ($6,843,000), a increase in deferred costs ($146,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($366,000) which exceeded cash flows provided by operating activities ($535,000), a net increase in due to Local General Partners and affiliates ($5,762,000), a decrease in cash held in escrow relating to investing activities ($491,000) and a increase in due to selling partners ($99,000). In the adjustments to reconcile net loss to cash provided by operating is forgiveness of indebtedness income ($1,803,000), depreciation and amortization ($8,062,000) and loss on impairment ($680,000).

Partnership management fees owed to the General Partners amounting to approximately $9,808,000 and $8,312,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partner's continued accrual without payment of these fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the 15-year period during which the Properties must comply with various rent and other restrictions.

Except as described above, management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 27 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the Property on the market which is not included in the financial statement carrying amount.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2002, the Partnership recorded approximately $680,000 as a loss on impairment of assets. Through March 31, 2002, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Assets classified as property and equipment-held for sale amounted to approximately $4,467,000 and $0 at March 31, 2002 and 2001, respectively.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively).

The majority of the Local Partnerships' revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $6,183,026, $6,923,585 and $7,988,881, respectively.

The Partnership continues to meet its primary objective of generating Tax Credits to qualified BACs holders. To date, none of the Local Partnerships have failed to remain in compliance with the Tax Credit requirements, and, therefore, none have suffered an event of recapture of Tax Credits. The Partnership generated $1,725,324, $4,415,175 and $12,240,583 in Tax Credits during the 2001,
2000 and 1999 Fiscal Years, respectively.

2001 vs. 2000
-------------

Rental income increased approximately 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental rate increases.

Other income increased approximately $578,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to the write-off of various liabilities in 2001 at one Local Partnership due to its impending sale.

Total expenses, excluding operating and other and insurance, remained fairly consistent with an increase of approximately 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Operating and other increased approximately $515,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to an increase in gas charges at five Local Partnerships.

Insurance increased approximately $171,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to small increases at seven Local Partnerships as a result of increased premiums.

Forgiveness of indebtedness income of approximately $1,803,000 was recorded in the 2001 Fiscal year as the result of one Local Partnership prepaying a portion of a note in exchange for forgiving the remaining balance.

A loss on impairment of assets of approximately $680,000 was recorded in the 2001 Fiscal Year.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $1,000 and $40,000 in the 2001 and 2000 Fiscal Years, respectively, and approximately $448,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $81,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2002 and 2001 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $37,000, $26,000 and $49,000 for the 2001, 2000 and 1999 Fiscal
Years.

Alexis Park Apartments
----------------------
The financial statements for Alexis Park Apartments ("Alexis") have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

A hazardous waste issue has affected Alexis for nearly 11 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

For the year ended December 31, 2001, the Local Partnership sustained a net loss of approximately $340,000. At December 31, 2001, the Local Partnership's current liabilities exceed its current assets by approximately $440,000. Management expects operating income to improve for 2002 as a result of both increased occupancy and slightly reduced expenses. In addition, included in current liabilities are obligations to the management company totaling approximately $295,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2002 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2002 and 2001 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $340,000, $277,000 and $243,000, for the 2001, 2000
and 1999 Fiscal Years, respectively.

United-Glen Arden II Limited Partnership
----------------------------------------
The financial statements for United-Glen Arden II Limited Partnership ("Glen Arden II") have been prepared assuming that Glen Arden II will continue as a going concern. Glen Arden II is in default of its loan agreement primarily as a result of non-payment of the required mortgage payments. These conditions raise substantial doubt about Glen Arden II's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequently, as of May 31, 2002 the property had paid all mortgage arrears. The Partnership's investment in Glen Arden II was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at both March 31, 2002 and

2001, respectively. Glen Arden II's net loss after minority interest was approximately $542,000, $538,000 and $368,000 for the 2001, 2000 and 1999 Fiscal
Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within its control and seeks additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2002 and 2001 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $171,000 and $174,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $193,000 and $204,000 for the 2001, 2000 and 1999 Fiscal
Years, respectively.

b)  Subsidiary Partnerships - Other

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2001 and is expected to continue to do so during 2002.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $728,000 and $792,000 at March 31, 2002 and 2001, respectively. Williamsburg net loss after minority interest amounted to approximately $128,000, $208,000 and $201,000 for the 2001, 2000, and 1999 fiscal years, respectively. As of December 31, 2001, the Partnership has advanced Williamsburg approximately $818,000.

Campeche Isle Apartments
------------------------
On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a gain of approximately $38,000 which will be recognized in the financial statements Form 10-Q for the quarter ending June 30, 2002.

Other
-----
The Partnership's investments, as a limited partner in the Local Partnerships, are subject to the risks incident to potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

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

New Pronouncements
------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect the adoption of these standards to have any impact on the Partnership's consolidated financial position or results of operations.

Additionally, the Financial Accounting Standard Board has issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" in August 2001. This Statement is effective for fiscal years beginning after December 15, 2001.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not applicable.

Item 8. Financial Statements and Supplementary Data.

                                                                                    Sequential
                                                                                      Page
                                                                                    ----------
(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                                   18

        Consolidated Balance Sheets at March 31, 2002 and 2001                         82

        Consolidated Statements of Operations for the Years Ended March 31,
        2002, 2001 and 2000                                                            83

        Consolidated Statements of Changes in Partners' Capital (Deficit) for
        the Years Ended March 31, 2002, 2001 and 2000                                  84

        Consolidated Statements of Cash Flows for the Years Ended March 31,
        2002, 2001 and 2000                                                            85

        Notes to Consolidated Financial Statements                                     87

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (2001, 2000 and 1999 Fiscal Years) subsidiary partnerships whose losses aggregated $2,587,660, $5,834,878 and $6,417,444 for the 2001, 2000 and 1999 Fiscal Years, respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 2002 and 2001, presented in the accompanying consolidated financial statements. The financial statements for 27 (2001, 2000 and 1999 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of four limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The four subsidiary partnerships' net losses aggregated $1,195,732 (Fiscal 2001), $1,035,987 (Fiscal 2000) and $865,425 (Fiscal 1999) and their assets aggregated $17,087,258 and $18,279,322 at March 31, 2002 and 2001, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 10, 2002

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.

We have audited the accompanying balance sheet of POLYNESIAN APARTMENTS ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-152, as of December 31, 2001, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POLYNESIAN APARTMENTS ASSOCIATES, LTD. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 4, 2002

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Friedman Alpren & Green LLP
New York, New York
January 24, 2000

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.

We have audited the accompanying balance sheet of SEAGRAPE VILLAGE ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-151, as of December 31, 2001, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of of SEAGRAPE VILLAGE ASSOCIATES, LTD. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 5, 2002

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

/s/ Friedman Alpren & Green LLP
New York, New York
January 24, 2000

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners                          Puerto Rico Housing Finance Corporation
Metropolitan Towers Associates, LP       San Juan, Puerto Rico
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, LP, HUD Project No. RQ-46-K-051005, as of December 31, 2001 and 2000, and the related statements of income (loss), changes in partner's capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Puerto Rico and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP, as of December 31, 2001 and2000, and the results of its operations and the changes in partner's capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 25, 2002, on my consideration of Metropolitan Towers Associates, LP's internal control and reports dated January 25, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Metropolitan Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2004
San Juan, Puerto Rico
January 25, 2002

Stamp No. 1780475 of the Puerto Rico College of CPA was affixed to the original.

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners                          Puerto Rico Housing Finance Corporation
Metropolitan Towers Associates, LP       San Juan, Puerto Rico
Rio Piedras, Puerto Rico

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 2001 and 2000 and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2002 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and reports dated January 21, 2002 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non- Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

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

 /s/ Rubin, Brown, Gornstein & Co. LLP
January 21, 2002
St. Louis, Missouri

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

/s/ Rubin, Brown, Gornstein & Co. LLP
January 31, 2000
St. Louis, Missouri

[Letterhead of RBG & Co.]

Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2001 and 2000 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 14, 2002

[Letterhead of RBG & Co.]

Independent Auditors' Report

To The Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2000 and 1999 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2001 and 2000 , and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2002 on our consideration of Whittier Plaza Associates Limited Partnership's internal control and reports dated January 17, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 17, 2002

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 24, 2001

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 15, 2002

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 2, 2000

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United - Glenarden II Limited Partnership

We have audited the accompanying balance of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note O to the financial statements, as shown in the financial statements, the Project is in default of its loan agreement at December 31, 2001 primarily as a result of non-payment of the required mortgage payments. These conditions raise substantial doubt about the Project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 13, 2002

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 2, 2000

[Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 30, 2002

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

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 24, 2001

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2001, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and THE CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 11, 2002, on our consideration of Santa Juanita II Limited Partnership's internal control, a report dated February 11, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to major HUD programs, and a report dated February 11, 2002 on its compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Zayas, Morazzani & Co.

February 11, 2002

Stamp No. 1781861 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of Spring Creek Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2001, and the related statements of operations changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership as of December 31, 2000 were audited by other auditors, whose report dated February 9, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 12, 2002

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

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. and subsidiary as (Delaware limited partnership) as of December 31, 2001, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2000 were audited by other auditors, whose report dated February 6, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
New York, N.Y.
February 7, 2002

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

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2000 were audited by other auditors, whose report dated February 6, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 8, 2002

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

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of West 107th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2000 were audited by other auditors, whose report dated February 5, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 24, 2002

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

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheet of General Atlantic Second Avenue Associates, L.P. and subsidiary (a Delaware Limited Partnership) as of December 31, 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of General Atlantic Second Avenue Associates, L.P. as of December 31, 2000 were audited by other auditors, whose report dated February 5, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 1, 2002

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

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 13, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Church Lane Associates

We have audited the accompanying balance sheet of Church Lane Associates as of December 31, 2001 and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Church Lane Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 23, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of Church Lane Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 23, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments Limited Partnership

We have audited the accompanying statement of net assets in liquidation of Campeche Isle Apartments Limited Partnership as of December 31, 2001, and the related statement of changes in net assets in liquidation for the period January 1, 2001 through December 31, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in note A to the financial statements, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On April 18, 2002, the partnership sold the rental property. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Campeche Isle Apartments Limited Partnership as of December 31, 2001, and the changes in net assets in liquidation for the period January 1, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 6, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2000

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
Port Chester, New York
January 30, 2001

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 31, 2002

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.
White Plains, New York
January 30, 2001

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2001 and 2000, and the related statements of Income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

January 30, 2002
St. Louis, Missouri

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

/s/ Wolfe Nilges Nahorski
A Professional Corporation
St. Louis, Missouri
January 18, 2001

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 20, 2002

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 22, 2001

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2001 and 2000, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated January 22, 2002, on our consideration of the Partnership's internal control structure and reports dated January 22, 2002, on its compliance with specific requirements applicable to major HUD programs; compliance with laws, regulations, contracts, loan covenants and agreements; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of the audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 23 to 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2001, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 2001, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
January 22, 2002
License No. 169
San Juan, Puerto Rico
Stamp number 1780551 was affixed to the original of this report.

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

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2001 and December 31, 2000 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2001 and December 31, 2000 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 12, 2002

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 8, 2001

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

 We have audited the accompanying balance sheet of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2001, and the related statements of operations, partners' equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 13, 2002

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

/s/ Chesser & Company, P.A.
Wichita, Kansas
March 16, 2001

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 2001 and 2000, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 2001 and 2000, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2002, on our consideration of the Partnership's internal control and a report dated January 22, 2002, on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 22, 2002

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 24, 2001

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,
                                                                 ------------------------------
                                                                      2002             2001
                                                                 -------------    -------------
ASSETS

Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4  and 7)                               $ 142,589,875    $ 154,378,556
Property and equipment - held for sale, less accumulated
  depreciation (Notes 2, 4 and 7)                                    4,420,312                0
Cash and cash equivalents (Notes 2, 3 and 10)                        1,253,722        2,624,751
Cash held in escrow (Notes 2, 3 and 5)                               7,386,866        7,853,371
Deferred costs - less accumulated amortization (Notes 2 and 6)       3,327,867        3,697,618
Other assets                                                         4,772,891        3,969,776
                                                                 -------------    -------------

Total assets                                                     $ 163,751,533    $ 172,524,072
                                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
  Mortgage notes payable (Notes 3 and 7)                         $ 108,447,287    $ 117,039,709
  Accounts payable and other liabilities (Note 10)                   7,865,635        8,650,494
  Due to local general partners and affiliates (Note 8)             16,732,003       10,970,028
  Due to general partners and affiliates (Note 8)                   11,990,078       10,560,764
  Due to selling partners                                            2,350,095        2,251,025
                                                                 -------------    -------------

Total liabilities                                                  147,385,098      149,472,020
                                                                 -------------    -------------

Minority interests (Note 2)                                          2,516,272        3,018,863
                                                                 -------------    -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
  Limited partners ( 115,917.5 BACs issued and
    outstanding) (Note 1)                                           14,742,345       20,863,541
  General partners                                                    (892,182)        (830,352)
                                                                 -------------    -------------

Total partners' capital (deficit)                                   13,850,163       20,033,189
                                                                 -------------    -------------

Total liabilities and partners' capital (deficit)                $ 163,751,533    $ 172,524,072
                                                                 =============    =============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                             ---------------------------------------------
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Revenues
Rental income                                $ 27,011,085    $ 26,422,668    $ 25,799,708
Other (Note 10)                                 2,308,047       1,730,341       1,304,440
                                             ------------    ------------    ------------
                                               29,319,132      28,153,009      27,104,148
                                             ------------    ------------    ------------

Expenses
General and administrative                      6,389,195       6,253,104       6,292,028
General and administrative-related parties
  (Note 8)                                      2,571,815       2,615,250       2,608,395
Repairs and maintenance                         6,235,426       5,684,571       5,441,649
Operating and other                             3,433,542       2,918,215       2,711,898
Real estate taxes                               1,174,277       1,129,435       1,082,512
Insurance                                       1,379,465       1,208,689       1,085,663
Financial, primarily interest                   7,516,734       8,094,388       8,176,289
Depreciation and amortization                   8,061,598       8,106,445       7,948,800
Loss on impairment of assets (Note 4)             679,811               0               0
                                             ------------    ------------    ------------

Total expenses                                 37,441,863      36,010,097      35,347,234
                                             ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                           (8,122,731)     (7,857,088)     (8,243,086)

Minority interest in loss of subsidiaries         137,083         238,349         254,205
                                             ------------    ------------    ------------

Loss before extraordinary item                 (7,985,648)     (7,618,739)     (7,988,881)
Extraordinary item-forgiveness of
  indebtedness income (Note 7)                  1,802,622         695,154               0
                                             ------------    ------------    ------------

Net loss                                     $ (6,183,026)   $ (6,923,585)   $ (7,988,881)
                                             ============    ============    ============

Limited partners share:
Loss before extraordinary item               $ (7,905,792)   $ (7,542,552)   $ (7,908,992)
Extraordinary item                              1,784,596         688,203               0
                                             ------------    ------------    ------------

Net loss - limited partners                  $ (6,121,196)   $ (6,854,349)   $ (7,908,992)
                                             ============    ============    ============

Number of BACs outstanding                      115,917.5       115,917.5       115,917.5
                                             ============    ============    ============

Loss before extraordinary item per
  BAC                                        $     (68.20)   $     (65.07)   $     (68.23)
Extraordinary item per BAC                          15.40            5.94               0
                                             ------------    ------------    ------------

Loss per BAC                                 $     (52.80)   $     (59.13)   $     (68.23)
                                             ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                  Limited         General
                                                  Total          Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 1999    $ 34,945,655    $ 35,626,882    $   (681,227)
Net loss                                         (7,988,881)     (7,908,992)        (79,889)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2000     26,956,774      27,717,890        (761,116)
Net loss                                         (6,923,585)     (6,854,349)        (69,236)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2001     20,033,189      20,863,541        (830,352)
Net loss                                         (6,183,026)     (6,121,196)        (61,830)
                                               ------------    ------------    ------------
Partners' capital (deficit) - March 31, 2002   $ 13,850,163    $ 14,742,345    $   (892,182)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        Year Ended March 31,
                                                                          --------------------------------------------
                                                                              2002            2001            2000
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                  $ (6,183,026)   $ (6,923,585)   $ (7,988,881)
                                                                          ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:

Extraordinary item - forgiveness of
  indebtedness income                                                       (1,802,622)       (695,154)              0
Depreciation and amortization                                                8,061,598       8,106,445       7,948,800
Write-off of deferred legal costs                                                    0          12,287               0
Loss on impairment                                                             679,811               0               0
Minority interest in loss of subsidiaries                                     (137,083)       (238,349)       (254,205)
Accrued interest added to principal of
  mortgage note payable                                                         52,872          52,873          52,873
(Increase) decrease in assets:
Cash held in escrow                                                            (24,764)        (31,739)        144,147
Other assets                                                                  (755,982)      1,252,652        (896,488)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                                        (784,859)       (116,380)       (427,385)
Due to general partners and affiliates                                       1,429,314       1,673,323       1,504,417
                                                                          ------------    ------------    ------------

Total adjustments                                                            6,718,285      10,015,958       8,072,159
                                                                          ------------    ------------    ------------

Net cash provided by operating activities                                      535,259       3,092,373          83,278
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
Acquisition of property and equipment                                         (904,425)     (1,542,962)     (1,192,241)
Decrease (increase) in cash held in escrow                                     491,269         (23,155)     (1,040,481)
                                                                          ------------    ------------    ------------

Net cash used in investing activities                                         (413,156)     (1,566,117)     (2,232,722)
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
(Increase) decrease in deferred costs                                         (145,997)        (71,379)       (434,230)
Proceeds from mortgage notes                                                         0               0       9,990,000
Repayments of mortgage notes                                                (6,842,672)     (1,742,960)     (6,972,100)
Increase in due to local general partners
  and affiliates                                                             5,978,211         758,900         491,747
Decrease in due to local general partners
  and affiliates                                                              (216,236)       (115,556)       (210,612)
Increase (decrease) in due to selling partners                                  99,070          91,333      (1,365,758)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest                              (365,508)       (284,984)       (220,825)
                                                                          ------------    ------------    ------------

Net cash (used in) provided by financing activities                         (1,493,132)     (1,364,646)      1,278,222
                                                                          ------------    ------------    ------------



                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Continued)

                                                                                        Year Ended March 31,
                                                                          --------------------------------------------
                                                                              2002            2001            2000
                                                                          ------------    ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                                                          (1,371,029)        161,610        (871,222)

Cash and cash equivalents at
  beginning of year                                                          2,624,751       2,463,141       3,334,363
                                                                          ------------    ------------    ------------
Cash and cash equivalents
  at end of year                                                          $  1,253,722    $  2,624,751    $  2,463,141
                                                                          ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                    $  6,912,381    $  7,986,485    $  7,123,406

Supplemental disclosures of noncash investing and financing activities:
Increase in property and equipment - held
  for sale reclassified from property and
  equipment                                                               $  4,420,312    $          0    $          0
Increase in other assets from property and
  equipment deferred loss                                                       47,133               0               0
Decrease in property and equipment due to a
  decrease in due to selling partners                                                0               0          54,005

Forgiveness of indebtedness
  income:
Decrease in mortgage notes payable                                          (1,802,622)       (374,656)              0
Decrease in accounts payable                                                         0        (327,665)              0
Decrease in other assets                                                             0           7,167               0


See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership.

As of March 31, 2002, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. On January 18, 2002, the Property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold.

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

For financial reporting purposes, the Partnership's fiscal year ends on March 31, in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP"). All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for inter-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

company transactions from January 1 through March 31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $625,000, $562,000 and $510,000 for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2002, the Partnership recorded approximately $680,000 as a loss on impairment of assets. Through March 31, 2002, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Assets classified as property and equipment-held for sale amounted to approximately $4,467,000 and $0 at March 31, 2002 and 2001, respectively.

d)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

h)  New Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect the adoption of these standards to have any impact on the Partnership's consolidated financial position or results of operations.

Additionally, the Financial Accounting Standard Board has issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" in August 2001. This Statement is effective for fiscal years beginning after December 15, 2001.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                               March 31, 2002                March 31, 2001
                                          ------------------------    --------------------------
                                             Carrying                  Carrying
                                             Amount     Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $35,397,045   $34,324,644   $35,117,603   $33,863,567
Not practicable                           $73,050,242             *   $81,922,106             *

*Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment and Property and Equipment - Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                                        March 31,                              Estimated
                                        --------------------------------------------         Useful Lives
                                            2002                       2001                     (Years)
                                        --------------          ------------------        ------------------
Land                                     $  13,987,183            $  14,444,085                    -
Building and improvements                  214,239,265              221,339,125                15 to 40
Other                                        6,112,294                6,080,210                 5 to 15
                                         -------------            -------------
                                           234,338,742              241,863,420
Less:  Accumulated depreciation            (91,748,867)             (87,484,864)
                                          -------------            -------------

                                          $142,589,875             $154,378,556
                                           ===========              ===========

Included in property and equipment are $6,955,050 of acquisition fees paid or accrued to the General Partners and $1,606,014 of acquisition expenses as of March 31, 2002 and 2001. In addi-

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

tion, as of March 31, 2002 and 2001, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $7,545,850, $7,807,498 and $7,700,682, respectively.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 2001 and 2000 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $134,753 and $110,392, respectively, due to write-offs on dispositions.

The components of property and equipment held for sale are as follows:

                                           March 31,
                                  --------------------------
                                      2002           2001
                                  -----------    -----------
Land                              $   450,000    $         0
Buildings and improvements          7,117,406              0
                                  -----------    -----------

                                    7,567,406              0

Less:  Accumulated depreciation    (3,147,094)             0
                                  -----------    -----------

                                  $ 4,420,312    $         0
                                  ===========    ===========


NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                 March 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
Real estate taxes, insurance, reconstruction and other   $3,491,960   $3,508,074
Reserve for replacements                                  2,791,954    3,283,223
Tenant security deposits                                  1,102,952    1,062,074
                                                         ----------   ----------

                                                         $7,386,866   $7,853,371
                                                         ==========   ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                      March 31,
                                     --------------------------------------------
                                           2002                       2001             Period
                                     -------------              ------------------  -----------
Financing expenses                     $ 5,716,065                $ 5,588,502             *
Other                                      639,858                    639,858          Various
                                       -----------                -----------
                                         6,355,923                  6,228,360
Less:  Accumulated amortization         (3,028,056)                (2,530,742)
                                        -----------                -----------

                                       $ 3,327,867                $ 3,697,618
                                        ==========                 ==========

*Over the life of the respective related mortgages.

Amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $515,748, $298,947 and $248,118, respectively. During the years ended March 31, 2002 and 2001, respectively, $18,434 and $91,846 of fully amortized deferred costs were written off.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $688,000 including principal and interest at rates varying from 1% to 15% per annum, through 2034. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending          Amount
------------------       ------------
2002                     $  6,046,418
2003                        2,091,181
2004                       13,845,633
2005                        6,412,892
2006                        4,523,042
Thereafter                 75,528,121
                         ------------
                         $108,447,287
                         ============

One subsidiary partnership, United Glen Arden II Limited Partnership, holds a mortgage note which is eligible for an interest reduction subsidy under Section 236 of the National Housing Act. At December 31, 2001, said note, which bears interest at 7.5% per annum through April 1, 2011, had a balance of $2,093,303.

Santa Juanita II Limited Partnership
------------------------------------
Effective April 1, 2000, a reinstatement and modification agreement was made and entered by and between Santa Juanita II Limited Partnership ("Santa Juanita"), Federal National Mortgage

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Association, and Banco Popular de Puerto Rico, regarding the outstanding debt of $1,243,581 as of December 31, 1999.

Based on this agreement, the debt of $1,243,581, plus accrued interest, was modified and reinstated for the amount of $986,021 at a rate of 10%, payable in 61 monthly installments of $11,784, and the remaining unpaid balance payable on May 1, 2005.

Effective January 27, 2000, the financial institution where the second mortgage was held, reinstated the mortgage in the amount of $500,000 for a fixed amount of $100,000, payable with a cash payment of $40,000, and the balance of $60,000 would be payable in 30 monthly installments of $2,000 commencing not later than June 16, 2000.

As a result of these transactions, forgiveness of indebtedness income of approximately $695,000 was recognized as of March 31, 2001.

Rolling Green Limited Partnership
---------------------------------
On February 1, 1999, Rolling Green Limited Partnership ("Rolling Green") refinanced its existing indebtedness by borrowing $5,865,000 from the United States Department of Housing and Urban Development ("HUD"). The loan bears interest at the rate of 6.85% per annum, and matures on March 1, 2034. Rolling Green's prior mortgage indebtedness in the principal amount of approximately $1,671,000 and a purchase money note of $1,450,000 along with $1,695,000 in accrued interest were repaid.

Metropolitan Towers Associates L.P.
-----------------------------------
On February 22, 2002, Metropolitan Towers Associates L.P. ("Metropolitan Towers") refinanced its existing indebtedness by borrowing $5,364,000 from the Puerto Rico Housing Finance Corporation ("PRHFC"). The loan bears interest at the rate of 7% per annum and matures on February 1, 2032. Metropolitan Tower's prior indebtedness of approximately $4,625,000 was repaid, and a Capital Improvement Account of approximately $387,000 was established.

Goodfellow Place Limited Partnership
------------------------------------
During the year ended December 31, 2000, Goodfellow Place Limited Partnership ("Goodfellow") began negotiations with the St. Louis Community Development Agency (CDA) to modify its non-interest bearing promissory note payable to CDA in the amount of $1,827,622. The note was secured by a second deed of trust on the property and principal was to be paid in an amount equal to 20% of surplus cash. Any unpaid principal was due upon the earliest of September 2030, the vacancy or abandonment of the property, full repayment of any note secured by a deed of trust on the property or the transfer of the property or change in ownership interest without CDA consent. As a part of its negotiation offer, Goodfellow made a prepayment of $25,000 on the note in 2000. During 2001, CDA agreed to accept the $25,000 prepayment in exchange for its forgiveness of the remaining note balance of $1,802,622, resulting in cancellation of indebtedness income of the same amount.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 8 - Related Party Transactions

Related Party Fees
------------------

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                            Year Ended March 31,
                                                    ------------------------------------
                                                       2002         2001         2000
                                                    ----------   ----------   ----------
Partnership management fees (a)                     $1,496,000   $1,496,000   $1,496,000
Expense reimbursement (b)                              134,815      150,970      193,721
Property management fees incurred to affiliates
 of the General Partners (c)                           355,825      348,560      341,738
Local administrative fee (d)                            54,000       54,000       51,500
                                                    ----------   ----------   ----------

Total general and administrative-General Partners    2,040,640    2,049,530    2,082,959
                                                    ----------   ----------   ----------

Property management fees incurred to affiliates
  of the Local General Partners (c)                    531,175      565,720      525,436
                                                    ----------   ----------   ----------

Total general and administrative-related parties    $2,571,815   $2,615,250   $2,608,395
                                                    ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $9,808,000 and $8,312,000 were accrued and unpaid as of March 31, 2002 and March 31, 2001. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,636,460, $1,629,770 and $1,568,548 for the 2001, 2000 and 1999 Fiscal Years,
respectively. Of these fees $887,000, $914,280 and $867,174 were incurred to affiliates of the Local General Partners. In-

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


cluded in amounts incurred to affiliates of the Local General Partners are $355,825, $348,560 and $341,738, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates, a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $5,900, $5,200 and $2,600 during the 2001, 2000 and 1999 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(e) Due to Local General Partners and affiliates at March 31, 2002 and 2001 consists of the following:

                                                                                           March 31,
                                                                                   -------------------------
                                                                                       2002          2001
                                                                                   -----------   -----------
Operating advances                                                                 $ 6,474,918   $ 1,138,466
Development fee payable                                                              2,445,096     2,472,093
Operating deficit advances                                                           4,896,029     5,041,079
Management and other fees                                                              918,858       656,636
Notes payable (f)                                                                    1,207,603       965,541
Interest notes payable                                                                 789,499       696,213
                                                                                   -----------   -----------
                                                                                   $16,732,003   $10,970,028
                                                                                   ===========   ===========

(f) Notes payable consist of the following:

Polynesian                                                                         $   316,370   $   316,370
----------
This promissory note bears interest at 11% with a maturity date of June 1, 2003
Interest expense of $34,800 was incurred for each of the years ended March 31,
2002 and 2001

Seagrape                                                                               649,171       649,171
This promissory note bears interest at 11% with a maturity date of July 1, 2002
Interest expense of $71,409 was incurred for each of the years ended March 31,
2002 and 2001

Alexis
------
This unsecured promissory note bears interest at 2% above                              242,062             0
prime and is due on demand                                                         -----------   -----------

                                                                                   $ 1,207,603   $   965,541
                                                                                   ===========   ===========

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                                   Year Ended December 31,
                                                                           -----------------------------------------
                                                                               2001           2000           1999
                                                                           -----------    -----------    -----------
Financial statement
Net loss                                                                   $(6,183,026)   $(6,923,585)   $(7,988,881)

Difference  resulting from parent company having a different fiscal year
for income tax and financial reporting purposes                                 13,539        (35,930)        (8,740)

Difference between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system
utilized for income tax purposes                                            (2,083,063)    (2,180,925)    (2,306,951)

Excess losses allocated to minority interest for income tax purposes         1,329,287      1,347,334        681,252

Other                                                                          (66,177)      (402,302)       441,380
                                                                           -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar year ended     $(6,989,440)   $(8,195,408)   $(9,181,940)
                                                                           ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for four subsidiary partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments, United-Glen Arden II and Willoughby-Wyckoff Housing Associates modified their reports on the 2001 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $1,000 and $40,000 in the 2001 and 2000 Fiscal Years, respectively, and approximately $448,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


$81,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2002 and 2001 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $37,000, $26,000 and $49,000 for the 2001, 2000 and 1999 Fiscal Years.

Alexis Park Apartments
----------------------
The financial statements for Alexis Park Apartments ("Alexis") have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

A hazardous waste issue has affected Alexis for nearly 11 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

For the year ended December 31, 2001, the Local Partnership sustained a net loss of approximately $340,000. At December 31, 2001, the Local Partnership's current liabilities exceed its current assets by approximately $440,000. Management expects operating income to improve for 2002 as a result of both increased occupancy and slightly reduced expenses. In addition, included in current liabilities are obligations to the management company totaling approximately $295,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2002 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2002 and 2001 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $340,000, $277,000 and $243,000, for the 2001, 2000
and 1999 Fiscal Years, respectively.

United-Glen Arden II Limited Partnership
----------------------------------------
The financial statements for United-Glen Arden II Limited Partnership ("Glen Arden II") have been prepared assuming that Glen Arden II will continue as a going concern. Glen Arden II is in default of its loan agreement primarily as a result of non-payment of the required mortgage payments. These conditions raise substantial doubt about Glen Arden II's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequently, as of May 31, 2002 the property had paid all mortgage arrears. The Partnership's investment in Glen Arden II was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at both March 31, 2002 and

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


2001, respectively. Glen Arden II's net loss after minority interest was approximately $542,000, $538,000 and $368,000 for the 2001, 2000 and 1999 Fiscal
Years, respectively.

Willoughby-Wyckoff Housing Associates
-------------------------------------
The financial statements for Willoughby-Wyckoff Housing Associates ("Willoughby") have been prepared assuming that Willoughby will continue as a going concern. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies and has required loans from related parties to meet its obligations. Management plans to continue to minimize costs within its control and seeks additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Willoughby at March 31, 2002 and 2001 has been reduced to zero by prior years' losses and the minority interest balance amounted to approximately $171,000 and $174,000, respectively. Willoughby's net loss after minority interest amounted to approximately $276,000, $193,000 and $204,000 for the 2001, 2000 and 1999 Fiscal
Years, respectively.

b)  Subsidiary Partnerships - Other

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2001 and is expected to continue to do so during 2002.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $728,000 and $792,000 at March 31, 2002 and 2001, respectively. Williamsburg net loss after minority interest amounted to approximately $128,000, $208,000 and $201,000 for the 2001, 2000, and 1999 fiscal years, respectively. As of December 31, 2001, the Partnership has advanced Williamsburg approximately $818,000.

Campeche Isle Apartments
------------------------
On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a gain of approximately $38,000 which will be recognized in the financial statements Form 10-Q for the quarter ending June 30, 2002.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2002, uninsured cash and cash equivalents approximated $1,250,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 33% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

e)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2001, 2000 and 1999 tax years, Housing Tax Credits of $1,725,324, $4,415,175 and $12,240,583, were generated.

A portion of the Housing Tax Credits are subject to recapture in future years if
(i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Liberty General Partner (the "Transfer"). As a result of the Transfer, that affiliate of the Related General Partner also acquired the Liberty General Partner's general partnership interest in Liberty Associates, which is also the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

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

Related Credit Properties II, Inc.
----------------------------------

Name                                 Position
----                                 --------
Stephen M. Ross                      Director

Alan P. Hirmes                       President

Stuart J. Boesky                     Senior Vice President

Marc D. Schnitzer                    Vice President

Denise L. Kiley                      Vice President

Glenn F. Hopps                       Treasurer

Teresa Wicelinski                    Secretary

STEPHEN M. ROSS, 62, is the President, and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr.

Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College.

GLENN F. HOPPS, 39, joined Capital in December 1990, and prior to that date, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 36, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP II Inc.
------------------

Name                                 Position
----                                 --------
Michael Brenner                      Director

Alan P. Hirmes                       President

Stuart J. Boesky                     Executive Vice President

Marc D. Schnitzer                    Vice President

Denise L. Kiley                      Vice President

Glenn F. Hopps                       Treasurer

Teresa Wicelinski                    Secretary

MICHAEL BRENNER, 56, is a Director of Aegis Realty, Inc., and is the Executive Vice President and Chief Financial Officer of The Related Companies, LP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

No person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of the Liberty General Partner or of the general partner of the Re-lated General Partner owns any Limited Partnership Interests or BACs, except as noted in the chart below.

                                 Name and Address of                    Amount and Nature of              Percentage
Title of Class                   Beneficial Owner                       Beneficial Ownership               of Class
--------------                   ----------------                       --------------------              ----------
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

                                 Name and Address of                    Amount and Nature of              Percentage
Title                            Beneficial Ownership                   Beneficial Ownership               of Class
-----                            --------------------                   --------------------              ----------
BACs                             Lehigh Tax Credit                      2,239 (1)                              1.9%
                                 Partners, Inc.
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Alan P. Hirmes                         2,239 (1)(2)                           1.9%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Stuart J. Boesky                       2,239 (1)(2)                           1.9%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Marc D. Schnitzer                      0                                      0%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Denise L. Kiley                        0                                      0%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Glenn F. Hopps                         0                                      0%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             Teresa Wicelinski                      0                                      0%
                                 625 Madison Avenue
                                 New York, NY 10022

BACs                             All directors and                      2,239 (1)(2)                           1.9%
                                 executive officers of
                                 the general partner of
                                 the Related General
                                 Partner as a group
                                 (seven persons)
                                 625 Madison Avenue
                                 New York, NY 10022

(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of June 1, 2002, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                            Sequential
                                                                                               Page
                                                                                            ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                          18

          Consolidated Balance Sheets at March 31, 2002 and 2001                                82

          Consolidated Statements of Operations for the Years Ended March 31,
          2002, 2001 and 2000                                                                   83

          Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2002, 2001 and 2000                                         84

          Consolidated Statements of Cash Flows for the Years Ended March 31,
          2002, 2001 and 2000                                                                   85

          Notes to Consolidated Financial Statements                                            87

(a) 2.    Financial Statement Schedules
          -----------------------------

          Independent Auditors' Report                                                         110

          Schedule I - Condensed Financial Information of Registrant                           111

          Schedule III - Real Estate and Accumulated Depreciation and Mortgage
          Loans on Real Estate                                                                 114

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

(21)      Subsidiaries of the Registrant                                                       107

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                    By: RELATED CREDIT PROPERTIES II L.P.,
                                        a General Partner

                                        By: Related Credit Properties II Inc.,
                                            its general partner

Date: June 26, 2002
                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                    and

                                    By: LIBERTY GP II INC.,
                                        a General Partner

Date: June 26, 2002
                                        By: /s/ Alan P. Hirmes
                                            -------------------
                                            Alan P. Hirmes
                                            President

                                    and

                                    By: LIBERTY ASSOCIATES II, L.P.,
                                        a General Partner

                                        By: Related Credit Properties II, Inc.,
                                            its General Partner

Date: June 26, 2002
                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President

                                            By: Liberty G.P. II Inc.,
                                                its General Partner


                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                  Title                                Date
------------------         -----------------------------------------------    ----------------
                           President and Chief Executive Officer
                           (Principal  Executive and Financial Officer)
                           of Related Credit Properties II Inc.,
                           (general partner of each of Related
                           Credit Properties II L.P. and Liberty
                           Associates II, L.P., General Partners
                           of Registrant) and Liberty GP II, Inc.
/s/ Alan P. Hirmes         (general partner of Liberty Associates II,
------------------          L.P.,
Alan P. Hirmes             a General Partner of Registrant)                   June 26, 2002


                           Treasurer (Principal Accounting
                           Officer) of Related Credit Properties
                           II Inc., (general partner of each
                           of Related Credit Properties II L.P.
                           and Liberty Associates II, L.P.,
                           General Partners of Registrant)
                           and Liberty GP II, Inc.
/s/ Glenn F. Hopps         (general partner of Liberty.
------------------         Associates II, L.P.,
Glenn F. Hopps             a General Partner of Registrant)                   June 26, 2002


                           Director of Related Credit Properties
                           II Inc., (general partner of each
/s/ Stephen M. Ross        of Related Credit Properties II L.P.
-------------------        and Liberty Associates II, L.P., each a
Stephen M. Ross            General Partner of Registrant)                     June 26, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 10, 2002 on page 18, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2001, 2000 and 1999 Fiscal Years and
Schedule III at March 31, 2002. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the consolidated financial statements include the financial statements of four limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The four subsidiary partnerships' net losses aggregated $1,195,732 (Fiscal 2001), $1,035,987 (Fiscal 2000) and $865,425 (Fiscal 1999) and their assets aggregated $17,087,258 and $18,279,322 at March 31, 2002 and 2001, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 10(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 10, 2002

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                   March 31,
                                                           -------------------------
                                                              2002          2001
                                                           -----------   -----------
Cash and cash equivalents                                  $    31,878   $   244,166
Investment and advances in subsidiary partnerships          41,664,951    43,942,919
Other assets                                                   173,357       149,390
                                                           -----------   -----------

Total assets                                               $41,870,186   $44,336,475
                                                           ===========   ===========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                      $11,512,367   $10,049,127
Other liabilities                                               64,020        61,105
                                                           -----------   -----------

Total liabilities                                           11,576,387    10,110,232

Partners' equity                                            30,293,799    34,226,243
                                                           -----------   -----------

Total liabilities and partners' equity                     $41,870,186   $44,336,475
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                                -----------------------------------------
                                                    2002           2001           2000
                                                -----------    -----------    -----------
Revenues
Other                                           $    25,267    $    37,250    $    20,952
                                                -----------    -----------    -----------

Expenses
Administrative and management                       180,876        161,239        106,721
Administrative and management-related parties     1,646,970      1,635,761      1,689,721
                                                -----------    -----------    -----------

Total expenses                                    1,827,846      1,797,000      1,796,442
                                                -----------    -----------    -----------

Loss from operations                             (1,802,579)    (1,759,750)    (1,775,490)

Equity in loss of subsidiary partnerships (*)    (2,129,865)    (2,263,009)    (4,553,152)
                                                -----------    -----------    -----------

Net loss                                        $(3,932,444)   $(4,022,759)   $(6,328,642)
                                                ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(811,399), $(162,132) and $(130,920) for 2002, 2001, and 2000, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                Year Ended March 31,
                                                      -----------------------------------------
                                                          2002           2001           2000
                                                      -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                              $(3,932,444)   $(4,022,759)   $(6,328,642)
                                                      -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

Equity in loss of subsidiary partnerships               2,129,865      2,263,009      4,553,152

(Increase) decrease in assets

Other assets                                              (23,967)             0              0

Increase (decrease) in liabilities

Due to general partners and affiliates                  1,463,240      1,466,705      1,939,219
Other liabilities                                           2,915        (14,883)       (23,552)
                                                      -----------    -----------    -----------

Total adjustment                                        3,572,053      3,714,831      6,468,819
                                                      -----------    -----------    -----------

Net cash (used in) provided by operating activities      (360,391)      (307,928)       140,177
                                                      -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                           234,573        245,953          6,343
Decrease in cash held in escrow                                 0              0        501,219
Advances and investments in
  subsidiary partnerships                                 (86,470)      (314,357)      (309,250)
                                                      -----------    -----------    -----------

Net cash provided by (used in) investing
  activities                                              148,103        (68,404)       198,312
                                                      -----------    -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                       (212,288)      (376,332)       338,489

Cash and cash equivalents, beginning of year              244,166        620,498        282,009
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $    31,878    $   244,166    $   620,498
                                                      ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002

                                                                                                             Cost Capitalized
                                                                               Initial Cost to Partnership    Subsequent to
                                                                               ---------------------------    Acquisition:
                                                                                             Buildings and    Improvements
Description                                                    Encumbrances        Land      Improvements      (Disposals)
-----------                                                    ------------    -----------   -------------   ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
   Homestead, FL                                               $  2,314,601    $   386,180   $  4,195,068      $   (10,325)
Seagrape Village Associates, LTD
   Homestead, FL                                                  4,427,119      1,270,000      6,123,373          709,189
Metropolitan Towers Associates, Ltd.
   Rio Piedras, PR                                                4,625,048        322,000      2,434,303        5,722,775
Westminster Place II- Olive Site, L.P.
   St. Louis, MO                                                  4,325,953        928,979      5,382,740          192,270
Property Development Associates, L.P.
   Kansas City, MO                                                5,400,000        624,858      7,228,721        5,219,731
Whittier Plaza Associates, L.P.
   St. Louis, MO                                                  1,671,249         26,920      2,015,030         (391,316)
United-Glen Arden I L.P.
   Glen Arden, MO                                                11,682,043      1,770,000      6,577,720       12,967,532
United-Glen Arden II L.P.
   Glen Arden, MO                                                 8,901,905      1,190,000      4,837,436        9,121,735
Rolling Green L.P.
   Chicago, IL                                                    5,742,840        466,683      4,533,670        4,276,461
Santa Juanita II L.P.
   Bayamon, PR                                                      926,533        115,000      2,085,485        1,825,320
Spring Creek Associates, L.P.
   Brooklyn, NY                                                           0      3,343,549     16,216,700       20,329,577
East Two Thirty-Five Associates L.P.
   (14th Street)2,964,817
   New York, NY                                                           0        950,000      2,542,604         (527,787)
Concourse Artists Housing Associates, L.P.
   Bronx, NY                                                      1,507,816          5,750      2,246,560           52,924
2051 Grand Concourse Housing Associates
   Bronx, NY                                                      3,706,848         31,500      5,221,117           52,924
Robin Housing Associates
   Bronx, NY                                                      5,212,957         26,750      8,186,055           68,975
Willoughby-Wyckoff Housing Associates
   Bronx, NY                                                      4,151,402         17,000      6,126,088           52,925
Upper Fifth Avenue Residential Associates, L.P.
   Bronx, NY                                                     14,145,100        159,861     21,096,862        1,234,404
West 107th Street Associates, L.P.
   Bronx, NY                                                              0        305,813      3,850,928          132,299
General Atlantic Second Avenue Associates, L.P.
   (96th Street)
   Bronx, NY                                                              0        246,495      2,689,395          167,710



                                                  Gross Amount at Which Carried At Close of Period
                                                  ------------------------------------------------
                                                                Buildings and                       Accumulated
Description                                           Land      Improvements       Total            Depreciation
-----------                                       -----------   -------------  ------------         ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
   Homestead, FL                                  $   388,192   $  4,182,731   $  4,570,923         $ 1,384,047
Seagrape Village Associates, LTD
   Homestead, FL                                    1,275,292      6,827,270      8,102,562           2,395,741
Metropolitan Towers Associates, Ltd.
   Rio Piedras, PR                                    327,292      8,151,786      8,479,078           2,417,173
Westminster Place II- Olive Site, L.P.
   St. Louis, MO                                      916,669      5,587,320      6,503,989           1,971,126
Property Development Associates, L.P.
   Kansas City, MO                                    606,704     12,466,606     13,073,310           4,498,459
Whittier Plaza Associates, L.P.
   St. Louis, MO                                       32,261      1,618,373      1,650,634             688,101
United-Glen Arden I L.P.
   Glen Arden, MO                                   1,775,293     19,539,959     21,315,252          10,081,127
United-Glen Arden II L.P.
   Glen Arden, MO                                   1,195,293     13,953,878     15,149,171           7,180,558
Rolling Green L.P.
   Chicago, IL                                        471,975      8,804,839      9,276,814           3,225,951
Santa Juanita II L.P.
   Bayamon, PR                                        120,293      3,905,512      4,025,805           1,673,571
Spring Creek Associates, L.P.
   Brooklyn, NY                                     2,595,782     37,294,044     39,889,826          15,768,888
East Two Thirty-Five Associates L.P.
   (14th Street)2,964,817
   New York, NY                                       462,662      2,502,155      2,964,817           1,203,621
Concourse Artists Housing Associates, L.P.
   Bronx, NY                                           11,042      2,294,192      2,305,234           1,105,673
2051 Grand Concourse Housing Associates
   Bronx, NY                                           36,792      5,268,749      5,305,541           2,527,620
Robin Housing Associates
   Bronx, NY                                           32,042      8,249,738      8,281,780           3,938,218
Willoughby-Wyckoff Housing Associates
   Bronx, NY                                           22,292      6,173,721      6,196,013           2,958,110
Upper Fifth Avenue Residential Associates, L.P.
   Bronx, NY                                          166,763     22,324,364     22,491,127           7,132,922
West 107th Street Associates, L.P.
   Bronx, NY                                          312,715      3,976,325      4,289,040           1,884,574
General Atlantic Second Avenue Associates, L.P.
   (96th Street)
   Bronx, NY                                          253,397      2,850,203      3,103,600           1,354,618


                                                                                    Life on which
                                                                                   Depreciation in
                                                     Year of                        Latest Income
                                                  Construction/       Date         Statements is
Description                                         Renovation      Acquired      Computed (a)(b)
-----------                                       -------------     ---------     ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
   Homestead, FL                                       1988         July 1988      27.5 years
Seagrape Village Associates, LTD
   Homestead, FL                                       1988         July 1988      27.5 years
Metropolitan Towers Associates, Ltd.
   Rio Piedras, PR                                     1987         Dec. 1988      40 years
Westminster Place II- Olive Site, L.P.
   St. Louis, MO                                       1988         Oct. 1988      20-40 years
Property Development Associates, L.P.
   Kansas City, MO                                     1988         Dec. 1988      40 years
Whittier Plaza Associates, L.P.
   St. Louis, MO                                       1987         Dec. 1988      20-40 years
United-Glen Arden I L.P.
   Glen Arden, MO                                      1988         Dec. 1988      8-25 years
United-Glen Arden II L.P.
   Glen Arden, MO                                      1988         Dec. 1988      15-25 years
Rolling Green L.P.
   Chicago, IL                                         1988         Dec. 1988      7-39 years
Santa Juanita II L.P.
   Bayamon, PR                                         1988         Dec. 1988      27.5 years
Spring Creek Associates, L.P.
   Brooklyn, NY                                        1987         Dec. 1988      15-27.5 years
East Two Thirty-Five Associates L.P.
   (14th Street)2,964,817
   New York, NY                                        1988         Dec. 1988      27.5-31.5 years
Concourse Artists Housing Associates, L.P.
   Bronx, NY                                           1988         Nov. 1988      27.5 years
2051 Grand Concourse Housing Associates
   Bronx, NY                                           1988         Nov. 1988      27.5 years
Robin Housing Associates
   Bronx, NY                                           1988         Nov. 1988      27.5 years
Willoughby-Wyckoff Housing Associates
   Bronx, NY                                           1988         Nov. 1988      27.5 years
Upper Fifth Avenue Residential Associates, L.P.
   Bronx, NY                                           1987         Jan. 1989      40 years
West 107th Street Associates, L.P.
   Bronx, NY                                           1987         Jan. 1989      27.5-31.5 years
General Atlantic Second Avenue Associates, L.P.
   (96th Street)
   Bronx, NY                                           1988         Jan. 1989      27.5-31.5 years

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002

                                                                                                             Cost Capitalized
                                                                               Initial Cost to Partnership    Subsequent to
                                                                               ---------------------------    Acquisition:
                                                                                             Buildings and    Improvements
Description                                                    Encumbrances        Land      Improvements      (Disposals)
-----------                                                    ------------    -----------   -------------   ----------------
Church Lane Associates
   Germantown, PA                                                 1,777,491         20,000      4,009,983            5,980
Campeche Isle Apartments L.P.
   Galveston, TX (c)                                              4,061,142        450,000      6,792,005          325,401
Goodfellow Place L.P.
   St. Louis, MO                                                  2,017,011        160,000      4,581,787       (3,495,692)
Penn Alto Associates L.P.
   Altoona, PA                                                    4,467,912         60,000      2,731,082        9,094,330
Gramco Development Limited Dividend
   Partnership, L.P. (Bayamon)
   Bayamon, PR                                                    4,325,006      1,322,887      7,609,024         (236,933)
Alexis Park Apartments
   Bossier City, LA                                               4,890,067        640,000      7,297,925          509,255
Williamsburg Residential
   Wichita, KS                                                    1,965,622        136,974        831,584        1,878,957
Victory Apartments
   Chicago, IL                                                    6,201,622        161,500      4,929,133        5,116,450
                                                               ------------    -----------   ------------      -----------
                                                               $108,447,287    $15,138,699   $152,372,378      $74,395,071
                                                               ============    ===========   ============      ===========



                                                  Gross Amount at Which Carried At Close of Period
                                                  ------------------------------------------------
                                                                Buildings and                       Accumulated
Description                                           Land      Improvements       Total            Depreciation
-----------                                       -----------   -------------  ------------         ------------
Church Lane Associates
   Germantown, PA                                      26,902      4,009,061      4,035,963           1,943,488
Campeche Isle Apartments L.P.
   Galveston, TX (c)                                  450,000      7,117,406      7,567,406           3,147,095
Goodfellow Place L.P.
   St. Louis, MO                                       41,102      1,204,993      1,246,095             302,907
Penn Alto Associates L.P.
   Altoona, PA                                         97,907     11,787,505     11,885,412           4,678,401
Gramco Development Limited Dividend
   Partnership, L.P. (Bayamon)
   Bayamon, PR                                      1,329,788      7,365,190      8,694,978           3,819,144
Alexis Park Apartments
   Bossier City, LA                                   646,902      7,800,278      8,447,180           3,636,991
Williamsburg Residential
   Wichita, KS                                        673,429      2,174,086      2,847,515             934,689
Victory Apartments
   Chicago, IL                                        168,402     10,038,681     10,207,083           3,043,148
                                                  -----------   ------------   ------------         -----------
                                                  $14,437,183   $227,468,965   $241,906,148         $94,895,961
                                                  ===========   ============   ============         ===========


                                                                                    Life on which
                                                                                   Depreciation in
                                                     Year of                        Latest Income
                                                  Construction/       Date         Statements is
Description                                         Renovation      Acquired      Computed (a)(b)
-----------                                       -------------     ---------     ----------------
Church Lane Associates
   Germantown, PA                                      1988         Feb. 1989      15 - 27.5 years
Campeche Isle Apartments L.P.
   Galveston, TX (c)                                   1988         May 1989       27.5 years
Goodfellow Place L.P.
   St. Louis, MO                                       1988         May 1989       10 - 40 years
Penn Alto Associates L.P.
   Altoona, PA                                         1989         June 1989      27.5 - 40 years
Gramco Development Limited Dividend
   Partnership, L.P. (Bayamon)
   Bayamon, PR                                         1989         July 1989      25 years
Alexis Park Apartments
   Bossier City, LA                                    1986         July 1989      27.5 years
Williamsburg Residential
   Wichita, KS                                         1989         Aug. 1989      40 years
Victory Apartments
   Chicago, IL                                         1988         Sept. 1989     40 years

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2002.

                                       Cost of Property and Equipment                     Accumulated Depreciation
                                 --------------------------------------------    -----------------------------------------
                                                                     Year Ended March 31
                                 -----------------------------------------------------------------------------------------
                                     2002            2001            2000           2002           2001           2000
                                 ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of period   $241,863,420    $240,430,850    $239,416,349    $87,484,864    $79,787,758    $72,210,811
Additions during period:
Improvements                          904,425       1,544,873       1,197,054
Depreciation expense                                                               7,545,850      7,807,498      7,700,682
Deductions during period:
Dispositions                         (181,886)       (112,303)       (182,553)      (134,753)      (110,392)      (123,735)
Loss on impairment                   (679,811)              0               0
                                 ------------    ------------    ------------    -----------    -----------    -----------
Balance at close of period       $241,906,148    $241,863,420    $240,430,850    $94,895,961    $87,484,864    $79,787,758
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