Form 10-Q
period 2002-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2002-08-13
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


   X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
 ----- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  13-3458180
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                   10022
----------------------------------------          -------------------
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
                                   (Unaudited)


                                                  ============      ============
                                                    June 30,          March 31,
                                                      2002              2002
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $93,600,451 and $91,748,867,
  respectively                                    $140,790,393      $142,589,875
Property and equipment - held
  for sale, net of accumulated
  depreciation of $0 and
  $3,147,094, respectively                                   0         4,420,312
Cash and cash equivalents                            1,363,667         1,253,722
Cash held in escrow                                  7,799,514         7,386,866
Deferred costs, net of accumulated
  amortization of $2,957,859 and
  $3,028,056, respectively                           3,438,365         3,327,867
Other assets                                         4,068,930         4,772,891
                                                  ------------      ------------

Total assets                                      $157,460,869      $163,751,533
                                                  ============      ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ============     ============
                                                    June 30,         March 31,
                                                      2002             2002
                                                  ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                          $104,655,657     $108,447,287
  Accounts payable and other
   liabilities                                       7,126,590        7,865,635
  Due to local general partners and
   affiliates                                       16,329,101       16,732,003
  Due to general partners and affiliates            12,289,461       11,990,078
  Due to selling partners                            2,351,969        2,350,095
                                                  ------------     ------------
Total liabilities                                  142,752,778      147,385,098
                                                  ------------     ------------

Minority interest                                    2,417,112        2,516,272
                                                  ------------     ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                          13,198,753       14,742,345
  General partners                                    (907,774)        (892,182)
                                                  ------------     ------------
Total partners' capital                             12,290,979       13,850,163
                                                  ------------     ------------
Total liabilities and partners'
  capital                                         $157,460,869     $163,751,533
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------------------------
Revenues
Rentals, net                                      $  6,682,657     $  6,823,428
Other                                                  139,362          166,341
Loss on sale of property (Note 4)                      (96,581)               0
                                                  ------------     ------------

Total revenue                                        6,725,438        6,989,769
                                                  ------------     ------------

Expenses
General and administrative                           1,709,213        1,653,551
General and administrative - related
  parties (Note 2)                                     643,512          657,258
Repairs and maintenance                                963,206        1,306,984
Operating                                              811,555          808,217
Taxes                                                  258,387          276,236
Insurance                                              316,818          307,173
Interest                                             1,734,762        1,900,926
Depreciation and amortization                        1,926,301        1,996,922
                                                  ------------     ------------
Total expenses                                       8,363,754        8,907,267
                                                  ------------     ------------

Loss before minority interest                       (1,638,316)      (1,917,498)
Minority interest in loss of subsidiaries               79,132           86,713
                                                  ------------     ------------
Net loss                                          $ (1,559,184)    $ (1,830,785)
                                                  ============     ============

Net loss - limited partners                       $ (1,543,592)    $ (1,812,477)
                                                  ============     ============

Number of units outstanding                          115,917.5        115,917.5
                                                  ============     ============

Net loss per limited partner unit                 $     (13.32)    $     (15.64)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                    ============================================
                                      Limited         General
                        Total         Partners        Partners
                    --------------------------------------------

Partners' capital
  (deficit) -

  April 1, 2002     $ 13,850,163    $ 14,742,345    $   (892,182)
Net loss              (1,559,184)     (1,543,592)        (15,592)
                    ------------    ------------    ------------
Partners' capital
  (deficit) -
  June 30, 2002     $ 12,290,979    $ 13,198,753    $   (907,774)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001*
                                                  -----------------------------

Cash flows from operating activities:

Net loss                                          $(1,559,184)      $(1,830,785)
                                                  -----------       -----------
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
Loss on sale of property (Note 4)                      96,581                 0
Depreciation and amortization                       1,926,301         1,996,922
Minority interest in loss of
  subsidiaries                                        (79,132)          (86,713)
Decrease in other assets                              219,138            89,444
Increase in cash held in escrow                      (480,239)          (32,582)
Decrease in accounts payable and
  other liabilities                                  (186,527)         (812,532)
Increase in due to general partners
  and affiliates                                      298,382           288,873
Increase in due to local general
  partners and affiliates                              82,622         5,571,446
Decrease in due to local general
  partners and affiliates                            (485,524)         (114,621)
                                                  -----------       -----------
Total adjustments                                   1,391,602         6,900,237
                                                  -----------       -----------

Net cash (used in) provided by
  operating activities                               (167,582)        5,069,452
                                                  -----------       -----------
Cash flows from investing activities:

Proceeds from sale of properties                      306,536                 0
Acquisitions of property and
  equipment                                           (52,102)          (30,541)
(Increase) decrease in cash held
  in escrow                                           (43,050)          103,911
                                                  -----------       -----------
Net cash provided by investing
  activities                                          211,384            73,370
                                                  -----------       -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001*
                                                  -----------------------------

Cash flows from financing activities:

Increase in deferred costs                           (185,215)         (124,500)
Proceeds from mortgage notes                        5,364,000                 0
Repayments of mortgage notes                       (5,094,488)       (5,521,731)
Increase in due to selling
  partners                                              1,874             1,875
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                            (20,028)         (326,765)
                                                  -----------       -----------

Net cash provided by (used in)
  financing activities                                 66,143        (5,971,121)
                                                  -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                                109,945          (828,299)

Cash and cash equivalents at
  beginning of period                               1,253,722         2,624,751
                                                  -----------       -----------

Cash and cash equivalents at
  end of period                                   $ 1,363,667       $ 1,796,452
                                                  ===========       ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001*
                                                  -----------------------------

Summarized below are the components
  of the loss on sale of property:

Decrease in property and
  equipment, net of accumulated
  depreciation                                    $    47,132       $         0
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                   4,420,312                 0
Decrease in rent receivable                            20,423                 0
Decrease in mortgage escrow
  deposits                                            110,641                 0
Decrease in prepaid expenses
  and other assets                                    430,893                 0
Decrease in mortgage notes payable                 (4,061,142)                0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                        (555,628)                0
Decrease in tenant's security
  deposits payable                                    (10,515)                0
Decrease in due to general partners
  of subsidiaries and their affiliates                  1,001                 0


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 30, 2002 and 2001 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $157,000 and $194,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001, respectively. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------------------------

Partnership management fees (a)                   $   374,000       $   374,000
Expense reimbursement (b)                              26,128            32,479
Property management fees incurred to
  affiliates of the General Partners (c)               98,044            93,901
Local administrative fee (d)                           13,000            13,000
                                                  -----------       -----------
Total general and administrative-General Partners     511,172           513,380
                                                  -----------       -----------
Property management fees incurred to affiliates
  of the subsidiary partnerships' general
  partners (c)                                        132,340           143,878
                                                  -----------       -----------
Total general and administrative-related parties  $   643,512       $   657,258
                                                  ===========       ===========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $10,182,000 and $9,808,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Another  affiliate of the General  Partners  performs  asset  monitoring for the
Partnership.   These  services  include  site  visits  and  evaluations  of  the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $393,367 and $408,199 for the three months ended June 30, 2002 and 2001, respectively. Of these fees, $230,384 and $237,779, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $98,044 and $93,901 for the three months ended June 30, 2002 and 2001, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


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


Note 4 - Sale of Property

On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $97,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 5 - Commitments and Contingencies

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis for nearly 11 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2002. As of June 30, 2002, the Partnership has advanced approximately $863,000 to Williamsburg.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through June 30, 2002, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through June 30, 2002, the Partnership has sold the property and the related assets and liabilities of one Local Partnership.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. During the three months ended June 30, 2002, distributions received by the Partnership from operations of the Local Partnerships were approximately $444,000.

During the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its 27 consolidated Local Partnerships increased approximately $110,000. This increase was primarily due to proceeds from sale of properties ($307,000) and net proceeds and repayments of mortgage notes ($270,000) which exceeded cash used in operating activities ($168,000), an increase in deferred costs ($185,000), acquisitions of property and equipment ($52,000), an increase in cash held in escrow relating to investing activities ($43,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000). In the adjustments to reconcile the net loss to cash used in operating activities are loss on sale of properties ($97,000) and depreciation and amortization ($1,926,000).

Partnership management fees owed to the General Partners amounting to approximately $10,182,000 and $9,808,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of the sale of property, see Note 4 to the financial statements.

Management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
---------------------

During the fiscal year ended March 31, 2002, Campeche (the "Sold Asset") sold its property and related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 30, 2002 and 2001, excluding the Sold Asset, loss on sale of property, other income, and repairs and maintenance. The results of operations for the three months ended June 30, 2002 consisted primarily of the results of the Partnership's investment in twenty-seven Local Partnerships.

Rental income decreased approximately 2% for the three months ended June 30, 2002 as compared to the corresponding period in 2001. Excluding the Sold Asset, rental income increased approximately 2% for the three months ended June 30, 2002 as compared to the corresponding period in 2001 primarily due to rental rate increases.

Other income decreased approximately $27,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001. Excluding the Sold Asset, other income decreased approximately $23,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to the collection of a receivable written off in prior years at one Local Partnership in 2001 as well as interest income earned on refinancing proceeds held in escrow at a second Local Partnership in 2001.

Total expenses, excluding the Sold Asset and repairs and maintenance, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2002 as compared to the corresponding period in 2001.

Repairs and maintenance decreased approximately $344,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001. Excluding the Sold Asset, repairs and maintenance decreased approximately $305,000, primarily due to a repainting of units and plumbing and security repairs at two Local Partnerships in 2001.


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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


               By: RELATED CREDIT PROPERTIES II L.P.,
                   a General Partner

                   By:Related Credit Properties II Inc.,
                      its General Partner

Date: August 9, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President and Principal Executive
                          Officer
                          (Principal Executive and Financial
                          Officer)



               By: LIBERTY GP II INC.,
                   a General Partner

Date: August 9, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
               and

               By: LIBERTY ASSOCIATES II, L.P.
                   a General Partner

                   By:Related Credit Properties II Inc.,
                   its General Partner

Date: August 9, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President


                   and

                   By:Liberty GP II Inc.,
                      its General Partner

Date: August 9, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ Alan P. Hirmes


Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
August 9, 2002