Form 10-Q
period 2002-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2002-11-05
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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
                                   (Unaudited)

                                                  ============      ============
                                                  September 30,       March 31,
                                                      2002              2002
                                                  ------------      ------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $95,452,579 and $91,748,867,
  respectively                                    $139,112,622      $142,589,875
Property and equipment - held
  for sale, net of accumulated
  depreciation of $0 and
  $3,147,094, respectively                                   0         4,420,312
Cash and cash equivalents                              961,389         1,253,722
Cash held in escrow                                  7,964,372         7,386,866
Deferred costs, net of accumulated
  amortization of $3,399,534 and
  $3,028,056, respectively                           3,179,312         3,327,867
Other assets                                         4,375,954         4,772,891
                                                  ------------      ------------

Total assets                                      $155,593,649      $163,751,533
                                                  ============      ============


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  ============     =============
                                                  September 30,       March 31,
                                                      2002              2002
                                                  ------------     -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
Mortgage notes payable (Note 3)                   $104,527,769     $108,447,287
Accounts payable and other
 liabilities                                         7,465,363        7,865,635
Due to local general partners and
 affiliates                                         16,331,928       16,732,003
Due to general partners and affiliates              12,825,085       11,990,078
Due to selling partners                              2,353,845        2,350,095
                                                  ------------     ------------
Total liabilities                                  143,503,990      147,385,098
                                                  ------------     ------------

Minority interest                                    2,217,188        2,516,272
                                                  ------------     ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                          10,804,430       14,742,345
  General partners                                    (931,959)        (892,182)
                                                  ------------     ------------
Total partners' capital                              9,872,471       13,850,163
                                                  ------------     ------------
Total liabilities and partners'
  capital                                         $155,593,649     $163,751,533
                                                  ============     ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ===========================
                          Three Months Ended              Six Months Ended
                               September 30,                September 30,
                       --------------------------    ---------------------------
                          2002            2001           2002           2001
                       --------------------------    ---------------------------
Revenues
Rentals, net           $ 6,629,558    $ 6,807,471    $13,312,215    $13,630,899
Other                      143,136        172,929        282,498        339,270
Gain (loss) on sale
  of property (Note 4)      37,115              0        (59,466)             0
                       -----------    -----------    -----------    -----------

Total revenue            6,809,809      6,980,400     13,535,247     13,970,169
                       -----------    -----------    -----------    -----------

Expenses
General and ad-
  ministrative           1,839,534      1,732,222      3,548,747      3,385,773
General and admini-
  strative - related
  parties (Note 2)         668,486        640,001      1,311,998      1,297,259
Repairs and main-
  tenance                1,352,584      1,529,758      2,315,790      2,836,742
Operating                  696,901        689,383      1,508,456      1,497,600
Taxes                      277,978        276,402        536,365        552,638
Insurance                  371,987        294,347        688,805        601,520
Interest                 1,764,138      1,893,753      3,498,900      3,794,679
Depreciation and
  amortization           2,293,803      1,999,201      4,220,104      3,996,123
                       -----------    -----------    -----------    -----------
Total expenses           9,265,411      9,055,067     17,629,165     17,962,334
                       -----------    -----------    -----------    -----------

Loss before
  minority interest
  and extra-
  ordinary item         (2,455,602)    (2,074,667)    (4,093,918)    (3,992,165)
Minority interest in
  loss of subsidiaries      37,094         63,344        116,226        150,057
                       -----------    -----------    -----------    -----------
Loss before extra-
  ordinary item         (2,418,508)    (2,011,323)    (3,977,692)    (3,842,108)
Extraordinary item-
  forgiveness of
  indebtedness
  income                         0      1,802,622              0      1,802,622
                       -----------    -----------    -----------    -----------
Net loss               $(2,418,508)   $  (208,701)   $(3,977,692)   $(2,039,486)
                       ===========    ===========    ===========    ===========

Limited Partners
  Share:
Loss before extra-
  ordinary item        $(2,394,323)   $(1,991,210)   $(3,937,915)   $(3,803,687)
Extraordinary item               0      1,784,596              0      1,784,596
                       -----------    -----------    -----------    -----------

Net loss               $(2,394,323)   $  (206,614)   $(3,937,915)   $(2,019,091)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)


                       ==========================    ===========================
                          Three Months Ended              Six Months Ended
                               September 30,                September 30,
                       --------------------------    ---------------------------
                          2002            2001           2002           2001
                       --------------------------    ---------------------------

Number of units
  outstanding            115,917.5      115,917.5      115,917.5      115,917.5
                       ===========    ===========    ===========    ===========

Loss before
  extraordinary
  item per limited
  partner unit         $    (20.65)   $    (17.18)   $    (33.97)   $    (32.81)
Extraordinary item
  per limited
  partner unit                   0          15.40              0          15.40
                       -----------    -----------    -----------    -----------

Net loss
  per limited
  partner unit         $    (20.65)   $     (1.78)   $    (33.97)   $    (17.41)
                       ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                 ===============================================
                                                    Limited          General
                                     Total          Partners         Partners
                                 -----------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2002                  $ 13,850,163     $ 14,742,345     $   (892,182)
Net loss                           (3,977,692)      (3,937,915)         (39,777)
                                 ------------     ------------     ------------
Partners' capital
  (deficit) -
  September 30, 2002             $  9,872,471     $ 10,804,430     $   (931,959)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   =============================
                                                         Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                      2002              2001*
                                                   -----------------------------

Cash flows from operating activities:

Net loss                                           $(3,977,692)     $(2,039,486)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Loss on sale of property (Note 4)                       59,466                0
Extraordinary item - forgiveness
  of indebtedness income                                     0       (1,802,622)
Depreciation and amortization                        4,220,104        3,996,123
Minority interest in loss of
  subsidiaries                                        (116,226)        (150,057)
Increase in cash held in escrow                       (510,092)         (42,256)
Decrease in other assets                               218,650           86,801
Increase (decrease) in accounts
  payable and other liabilities                        189,361         (529,904)
Increase in due to local general
  partners and affiliates                              172,501          814,719
Decrease in due to local general
  partners and affiliates                             (572,576)         (94,447)
Increase in due to general partners
  and affiliates                                       834,006          567,865
                                                   -----------      -----------
Total adjustments                                    4,495,194        2,846,222
                                                   -----------      -----------

Net cash provided by operating
  activities                                           517,502          806,736
                                                   -----------      -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                           (226,459)        (244,397)
(Increase) decrease in cash held
  in escrow                                           (178,055)         122,802
                                                   -----------      -----------
Net cash used in investing
  activities                                          (404,514)        (121,595)
                                                   -----------      -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ==============================
                                                         Six Months Ended
                                                           September 30,
                                                 -------------------------------
                                                      2002              2001*
                                                 -------------------------------

Cash flows from financing activities:

Increase in deferred costs                           (367,837)          (99,318)
Proceeds from mortgage notes                       11,855,500                 0
Repayments of mortgage notes                      (11,713,876)         (829,735)
Increase in due to selling
  partners                                              3,750             3,750
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                           (182,858)         (346,211)
                                                 ------------      ------------

Net cash used in financing activities                (405,321)       (1,271,514)
                                                 ------------      ------------

Net decrease in cash and cash
  equivalents                                        (292,333)         (586,373)

Cash and cash equivalents at
  beginning of period                               1,253,722         2,624,751
                                                 ------------      ------------

Cash and cash equivalents at
  end of period                                  $    961,389      $  2,038,378
                                                 ============      ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ==============================
                                                         Six Months Ended
                                                           September 30,
                                                 -------------------------------
                                                      2002              2001*
                                                 -------------------------------

Summarized below are the
  components of the loss on sale
  of property (Note 4):

Decrease in property and
  equipment, net of accumulated
  depreciation                                   $     47,132      $          0
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                   4,420,312                 0
Decrease in rent receivable                            20,423                 0
Decrease in mortgage escrow
  deposits                                            110,641                 0
Decrease in prepaid expenses
  and other assets                                    124,357                 0
Decrease in mortgage notes payable                 (4,061,142)                0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                        (592,743)                0
Decrease in tenant's security
  deposits payable                                    (10,515)                0
Increase in due to general partners
  of subsidiaries and their affiliates                  1,001                 0


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2002 and 2001 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $162,000 and $168,000 and $319,000 and $362,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of September 30, 2002, the results of operations of the Partnership for the three and six months ended September 30, 2002 and 2001, and the cash flows of the Partnership for the six months ended September 30, 2002 and 2001, respectively. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:

                               =======================   =======================
                                 Three Months Ended         Six Months Ended
                                    September 30,              September 30,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------

Partnership manage-
  ment fees (a)                $  374,000   $  374,000   $  748,000   $  748,000
Expense reimburse-
  ment (b)                         50,908       21,500       77,036       53,979
Property management
  fees incurred to
  affiliates of the
  General Partners (c)             98,155       92,769      196,199      186,670
Local administrative
  fee (d)                          13,000       13,000       26,000       26,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        536,063      501,269    1,047,235    1,014,649
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                    132,423      138,732      264,763      282,610
                               ----------   ----------   ----------   ----------
Total general and admi-
nistrative-related parties     $  668,486   $  640,001   $1,311,998   $1,297,259
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $10,556,000 and $9,808,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

(c) Property management fees incurred by subsidiary partnerships amounted to $414,602 and $425,531 and $807,969 and $833,730 for the three and six months ended September 30, 2002 and 2001, respectively. Of these fees, $230,578 and $231,501 and $460,962 and $469,280, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $98,155 and $92,769 and $196,199 and $186,670 for the three and six months ended September 30, 2002 and 2001, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Mortgage Notes Payable

Victory Apartments
------------------
On June 27, 2002, Victory Apartments ("Victory") refinanced its existing mortgage indebtedness in the amount of $6,180,000. The new mortgage in the amount of $6,491,500 bears interest at the rate of 6.61% per annum and matures on July 1, 2042. Financing costs of approximately $170,000 were incurred, and a replacement reserve of approximately $101,000 and mortgage insurance reserve of approximately $32,000 were established.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)



Note 4 - Sale of Property

On January 18,  2002,  the property and the related  assets and  liabilities  of
Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $59,000. During the three months ended September 30, 2002, a gain of approximately $37,000 was recorded primarily due to insurance premiums refunded to the Partnership.


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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2002. As of September 30, 2002, the Partnership has advanced approximately $922,000 to Williamsburg.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through September 30, 2002, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through September 30, 2002, the Partnership has sold the property and the related assets and liabilities of one Local Partnership.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. During the six months ended September 30, 2002, distributions received by the Partnership from operations of the Local Partnerships were approximately $137,000.

During the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $292,000. This decrease was primarily due to an increase in deferred costs ($368,000), acquisitions of property and equipment ($226,000), an increase in cash held in escrow relating to investing activities ($178,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($183,000) which exceeded cash provided by operating activities ($518,000) and net proceeds and repayments of mortgage notes ($142,000). In the adjustments to reconcile the net loss to cash provided by operating activities are loss on sale of property ($59,000) and depreciation and amortization ($4,220,000).

Partnership management fees owed to the General Partners amounting to approximately $10,556,000 and $9,808,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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


Results of Operations
---------------------

During the fiscal year ended March 31, 2002, Campeche (the "Sold Asset") sold its property and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 30, 2002 and 2001, excluding the Sold Asset, loss on sale of property, other income, repairs and maintenance, insurance, and depreciation and amortization. The results of operations for the three and six months ended September 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the Local Partnerships.

Rental income decreased approximately 3% and 2% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, rental income increased approximately 1% and 2% for the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to rental rate increases.

Other income decreased approximately $30,000 and $57,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, other income decreased approximately $29,000 and $52,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to an increase in laundry income received at one Local Partnership and the collection of a receivable written off in prior years at a second Local Partnership in 2001, as well as lower interest rates earned on cash and cash equivalents in 2002 at the Local Partnerships and Partnership level.

Total expenses excluding the Sold Asset, repairs and maintenance, insurance, and depreciation and amortization remained fairly consistent with increases of approximately 4% and 3% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001.

Repairs and maintenance decreased approximately $177,000 and $521,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, such expense decreased approximately $135,000 and $440,000 primarily due to a repainting of units and plumbing and security repairs at two Local Partnerships in 2001.

Insurance increased approximately $78,000 and $87,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, such expense increased approximately $79,000 and $107,000 primarily due to an increase in premiums at the Local Partnerships.

Depreciation and amortization increased approximately $295,000 and $224,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, such expense increased approximately $363,000 and $361,000 primarily due to the write off of deferred financing costs at one Local Partnership in 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of two of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

Date: November 4, 2002

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

Date: November 4, 2002

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

Date: November 4, 2002

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President


                              and

                              By:Liberty GP II Inc.,
                                 its General Partner

Date: November 4, 2002

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Chief Executive Officer and
                                     Chief Financial Officer
                                     November 4, 2002

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and Liberty GP II Inc. (each of which is a General Partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and Principal Financial Officer
     November 4, 2002