Form 10-Q
period 2002-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2003-02-06
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934



                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3458180
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification
No.)


625 Madison Avenue, New York, New York                                10022
---------------------------------------                           --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                 =============    =============
                                                 December 31,        March 31,
                                                     2002              2002
                                                 -------------    -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $97,332,394 and $91,748,867,
  respectively                                   $ 137,392,579    $ 142,589,875
Property and equipment - held
  for sale, net of accumulated
  depreciation of $0 and
  $3,147,094, respectively                                   0        4,420,312
Cash and cash equivalents                            1,469,792        1,253,722
Cash held in escrow                                  8,509,638        7,386,866
Deferred costs, net of accumulated
  amortization of $4,165,167 and
  $3,028,056, respectively                           2,591,233        3,327,867
Other assets                                         4,492,855        4,772,891
                                                 -------------    -------------

Total assets                                     $ 154,456,097    $ 163,751,533
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                                 =============    =============
                                                 December 31,        March 31,
                                                     2002              2002
                                                 -------------    -------------


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable (Note 3)                $ 105,077,283    $ 108,447,287
  Accounts payable and other
   liabilities                                       7,413,360        7,865,635
  Due to local general partners and
   affiliates                                       16,431,554       16,732,003
  Due to general partners and affiliates            13,452,305       11,990,078
  Due to selling partners                            2,355,720        2,350,095
                                                 -------------    -------------
Total liabilities                                  144,730,222      147,385,098
                                                 -------------    -------------

Minority interest                                    2,192,931        2,516,272
                                                 -------------    -------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                           8,488,298       14,742,345
  General partners                                    (955,354)        (892,182)
                                                 -------------    -------------
Total partners' capital (deficit)                    7,532,944       13,850,163
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 154,456,097    $ 163,751,533
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ============================    ============================
                              Three Months Ended               Nine Months Ended
                                 December 31,                     December 31,
                         ----------------------------    ----------------------------
                             2002            2001            2002            2001
                         ----------------------------    ----------------------------
Revenues

Rentals, net             $  6,663,988    $  6,723,877    $ 19,976,203    $ 20,354,776
Other                         166,463         254,364         448,961         593,634
Gain (loss) on sale
  of property (Note 4)         14,583               0         (44,883)              0
                         ------------    ------------    ------------    ------------


Total revenue               6,845,034       6,978,241      20,380,281      20,948,410
                         ------------    ------------    ------------    ------------
Expenses
General and ad-
  ministrative              1,815,659       1,838,302       5,364,406       5,224,075
General and admini-
  strative - related
  parties (Note 2)            660,116         684,272       1,972,114       1,981,531
Repairs and main-
  tenance                   1,194,607       1,500,055       3,510,397       4,336,797
Operating                     603,689         782,076       2,112,145       2,279,676
Taxes                         229,340         263,778         765,705         816,416
Insurance                     275,719         252,692         964,524         854,212
Interest                    1,763,608       1,767,142       5,262,508       5,561,821
Depreciation and
  amortization              2,645,448       1,920,422       6,865,552       5,916,545
                         ------------    ------------    ------------    ------------
Total expenses              9,188,186       9,008,739      26,817,351      26,971,073
                         ------------    ------------    ------------    ------------

Loss before
  minority interest
  and extra-
  ordinary item            (2,343,152)     (2,030,498)     (6,437,070)     (6,022,663)
Minority interest in
  loss of subsidiaries          3,625          23,988         119,851         174,045
                         ------------    ------------    ------------    ------------

Loss before extra-
  ordinary item            (2,339,527)     (2,006,510)     (6,317,219)     (5,848,618)
Extraordinary item-
  forgiveness of
  indebtedness
  income                            0               0               0       1,802,622
                         ------------    ------------    ------------    ------------

Net loss                 $ (2,339,527)   $ (2,006,510)   $ (6,317,219)   $ (4,045,996)
                         ============    ============    ============    ============

Limited Partners
  Share:
Loss before extra-
  ordinary item          $ (2,316,132)   $  1,986,445)   $ (6,254,047)   $ (5,790,132)
Extraordinary item                  0               0               0       1,784,596
                         ------------    ------------    ------------    ------------


Net loss                 $ (2,316,132)   $ (1,986,445)   $ (6,254,047)   $ (4,005,536)
                         ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)



                       ==========================    ==========================
                           Three Months Ended            Nine Months Ended
                              December 31,                  December 31,
                       --------------------------    --------------------------
                           2002           2001          2002            2001
                       --------------------------    --------------------------
Number of units
  outstanding            115,917.5      115,917.5      115,917.5      115,917.5
                       ===========    ===========    ===========    ===========

Loss before
  extraordinary
  item per limited
  partner unit         $    (19.98)   $    (17.14)   $    (53.95)   $    (49.95)
Extraordinary item
  per limited
  partner unit                   0              0              0          15.40
                       -----------    -----------    -----------    -----------


Net loss
  per limited
  partner unit         $    (19.98)   $    (17.14)   $    (53.95)   $    (34.55)
                       ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                   Total           Partners          Partners
                               -------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2002                $ 13,850,163      $ 14,742,345      $   (892,182)
Net loss                         (6,317,219)       (6,254,047)          (63,172)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  December 31, 2002            $  7,532,944      $  8,488,298      $   (955,354)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ===============================
                                                        Nine Months Ended
                                                           December 31,
                                                 -------------------------------
                                                     2002              2001
                                                 -------------------------------
Cash flows from operating activities:

Net loss                                         $ (6,317,219)     $ (4,045,996)
                                                 ------------      ------------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Loss on sale of property (Note 4)                      44,883                 0
Extraordinary item - forgiveness
  of indebtedness income                                    0        (1,802,622)
Depreciation and amortization                       6,865,552         5,916,545
Minority interest in loss of
  subsidiaries                                       (119,851)         (174,045)
Increase in cash held in escrow                      (441,578)          (41,133)
Decrease (increase) in other assets                    69,200           (69,947)
Increase (decrease) in accounts
  payable and other liabilities                       184,490          (824,231)
Increase in due to local general
  partners and affiliates                             277,320           953,116
Decrease in due to local general
  partners and affiliates                            (577,769)         (217,539)
Increase in due to general partners
  and affiliates                                    1,461,226         1,325,936
                                                 ------------      ------------
Total adjustments                                   7,763,473         5,066,080
                                                 ------------      ------------

Net cash provided by operating
  activities                                        1,446,254         1,020,084
                                                 ------------      ------------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                          (386,231)         (416,236)
(Increase) decrease in cash held
  in escrow                                          (791,835)          200,972
                                                 ------------      ------------
Net cash used in investing
  activities                                       (1,178,066)         (215,264)
                                                 ------------      ------------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ===============================
                                                        Nine Months Ended
                                                           December 31,
                                                 -------------------------------
                                                     2002              2001
                                                 -------------------------------

Cash flows from financing activities:

Increase in deferred costs                           (545,391)          (79,318)
Proceeds from mortgage notes                       30,922,410                 0
Repayments of mortgage notes                      (30,231,272)       (1,367,969)
Increase in due to selling
  partners                                              5,625             5,625
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                           (203,490)         (582,258)
                                                 ------------      ------------

Net cash used in financing activities                 (52,118)       (2,023,920)
                                                 ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                    216,070        (1,219,100)

Cash and cash equivalents at
  beginning of period                               1,253,722         2,624,751
                                                 ------------      ------------

Cash and cash equivalents at
  end of period                                  $  1,469,792      $  1,405,651
                                                 ============      ============

Supplemental disclosure of noncash
  operating and financing activities:

Increase in property and equipment -
  held for sale reclassified from
  property and equipment                         $          0      $  5,010,338
Advance from local general partner
  and affiliates to repay mortgage
  notes payable                                             0         5,100,000
Forgiveness of indebtedness income
  (Note 3):
Decrease in mortgage notes payable                          0        (1,802,622)

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ===============================
                                                        Nine Months Ended
                                                           December 31,
                                                 -------------------------------
                                                     2002              2001
                                                 -------------------------------
Summarized below are the
  components of the loss on sale
  of property (Note 4):

Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                $  4,420,312      $          0
Decrease in rent receivable                            20,423                 0
Decrease in mortgage escrow
  deposits                                            110,641                 0
Decrease in prepaid expenses
  and other assets                                    109,774                 0
Decrease in mortgage notes payable                 (4,061,142)                0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                        (556,126)                0
Increase in due to general partners
  of subsidiaries and their affiliates                  1,001                 0



See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2002 and 2001 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $210,000 and $142,000 and $529,000 and $504,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 31, 2002, the results of operations of the Partnership for the three and nine months ended December 31, 2002 and 2001 and the cash flows of the Partnership for the nine months ended December 31, 2002 and 2001, respectively. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2002          2001       2002           2001
                               -----------------------   -----------------------
Partnership manage-

  ment fees (a)                $  374,000   $  374,000   $1,122,000   $1,122,000
Expense reimburse-
  ment (b)                         38,574       52,000      115,610      105,979
Property management
  fees incurred to
  affiliates of the
  General Partners (c)             98,100       96,735      294,299      283,405
Local administrative
  fee (d)                          13,000       13,000       39,000       39,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        523,674      535,735    1,570,909    1,550,384
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                    136,442      148,537      401,205      431,147
                               ----------   ----------   ----------   ----------
Total general and admi-
  nistrative-related parties   $  660,116   $  684,272   $1,972,114   $1,981,531
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $10,930,000 and $9,808,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $420,240 and $425,353 and $1,228,209 and $1,259,083 for the three and nine months ended December 31, 2002 and 2001, respectively. Of these fees, $234,542 and $245,272 and $695,504 and $714,552, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $98,100 and $96,735 and $294,299 and $283,405 for the three and nine months ended December 31, 2002 and 2001, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Mortgage Notes Payable

United-Glen Arden I
-------------------
On September 3, 2002, United-Glen Arden I ("Glen Arden I ") refinanced its existing mortgage indebtedness in the aggregate amount of $10,325,897 with two new loans. The new mortgages in the amounts of $7,333,600 and $3,256,088 bear interest at the rate of 7% and 5% per annum, respectively and mature on September 1, 2032. Financing costs of approximately $91,000 were incurred.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

United-Glen Arden II
--------------------
On July 1, 2002, United-Glen Arden II ("Glen Arden II ") refinanced its existing mortgage indebtedness in the aggregate amount of $8,043,951 with two new loans. The new mortgages in the amounts of $6,960,400 and $1,470,842 bear interest at the rate of 7% and 5% per annum and mature on August 1, 2022 and August 1, 2027, respectively. Financing costs of approximately $85,000 were incurred.

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


Note 4 - Sale of Property

On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $45,000.


Note 5 - Commitments and Contingencies

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park Apartments ("Alexis") for nearly 11 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs.

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation of the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and HUD, the funds will become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. Since January 1997, the Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and it is expected to continue to do so during 2003. As of December 31, 2002, the Partnership has advanced approximately $970,000 to Williamsburg.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through December 31, 2002, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through December 31, 2002, the Partnership has sold the property and the related assets and liabilities of Campeche.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds are available to meet obligations of the Partnership. During the nine months ended December 31, 2002, distributions received by the Partnership from operations of the Local Partnerships were approximately $137,000.

During the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $216,000. This increase was due to cash provided by operating activities ($1,446,000), net proceeds and repayments of mortgage notes ($691,000) and an increase in due to selling partners ($6,000) which exceeded an increase in deferred costs ($545,000), an increase in acquisitions of property and equipment ($386,000), an increase in cash held in escrow relating to investing activities ($792,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($203,000). In the adjustments to reconcile the net loss to cash provided by operating are loss on sale of property ($45,000) and depreciation and amortization ($6,866,000).

Partnership management fees owed to the General Partners amounting to approximately $10,930,000 and $9,808,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of the sale of property, see Note 4 to the financial statements.

Management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offerings in 27 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
---------------------
During the fiscal year ended March 31, 2002, Campeche (the "Sold Asset") sold its property and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 31, 2002 and 2001, excluding the Sold Asset, loss on sale of property, other income repairs and maintenance, operating, taxes, insurance and depreciation and amortization. The results of operations for the three and nine months ended December 31, 2002 and 2001 consisted primarily of the results of the Partnership's investment in the Local Partnership.

Rental income decreased approximately 1% and 2% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, rental income increased approximately 3% and 2% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001 primarily due to rental rate increases.

Other income decreased approximately $88,000 and $145,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, other income decreased approximately $78,000 and $130,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001 primarily due to grant monies received at two

Local Partnerships in 2001, as well as lower interest rates earned on cash and cash equivalent balances at the Local Partnerships in 2002.

Total expenses, excluding the Sold Asset, repairs and maintenance, operating, insurance and depreciation and amortization remained fairly consistent with an increase of approximately 3% for both the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001.

Repairs and maintenance decreased approximately $305,000 and $826,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, repairs and maintenance decreased approximately $278,000 and $718,000 primarily due to a repainting of units and plumbing and security repairs at two Local Partnerships and building exterior repairs at a third Local Partnership in 2001.

Operating expenses decreased approximately $178,000 for the three months ended December 31, 2002 as compared to the corresponding period in 2001. Excluding the Sold Asset, operating decreased approximately $155,000 primarily due to an underaccrual of operating expenses during the second quarter of 2001 which was corrected during the third quarter of 2001 at one Local Partnership.

Insurance increased approximately $23,000 and $110,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, such expense increased approximately $38,000 and $144,000 primarily due an increase in premiums at the Local Partnerships.

Depreciation and amortization increased approximately $725,000 and $949,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. Excluding the Sold Asset, such expense increased approximately $725,000 and $1,086,000 primarily due to the write-off of deferred financing costs at three Local Partnerships in 2002.

Taxes decreased approximately $34,000 for the three months ended December 31, 2002 as compared to the corresponding period in 2001, primarily due to the Sold Asset.


Item 3.  Quantitative  and Qualitative  Disclosures  about
Market Risk

None.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of two of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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

Date: February 6, 2003

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

Date: February 6, 2003

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

Date: February 6, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President


                             and

                             By: Liberty GP II Inc.,
                                 its General Partner

Date: February 6, 2003

                                 By: /s/ Alan P. Hirmes
                                 ------------------
                                     Alan P. Hirmes,
                                     President

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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




                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    February 6, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and Liberty GP II Inc. (each of which is a General Partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal  Executive Officer and Principal Financial Officer
     February 6, 2003