Form 10-K
period 2003-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2003-06-06
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3458180
----------------------------------                        ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                            10022
--------------------------------------                    ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial   Assignment    Certificates   (including   underlying   Limited
Partnership Interests) (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No  X
                                     ----    ----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $10,804,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1.  Business.

General
-------

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit" and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2003, the
Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. See Item 2, Properties. On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold. See Results of Operations of Certain Local Partnerships.

Liberty Associates is the special limited partner in all remaining 26 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

Investment Objectives, Tax Credits
----------------------------------

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Housing Tax Credits (and to a lesser extent Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service.);

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of Property, or (iii) there is a reduction in its interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

As of March 31, 2003, the Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of a portion of the Tax Credits.

The Partnership no longer continues to meet its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $20,509, $1,725,324 and $4,415,175 in Tax Credits during the 2002, 2001 and 2000 Fiscal Years, respectively.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income. At this time, there can be no assurance that the Partnership will continue to meet this investment objective.

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partner of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2003, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

As of March 31, 2003, the Partnership has not made any cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve this investment objective.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 35% of the properties are located in any single state.

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

Sale of Property
----------------

On January 18, 2002, the property and the related assets and liabilities of Campeche were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $45,000.

Competition
------------

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

Item 2.  Properties.

The Partnership has acquired an interest as a limited partner in 27 Local Partnerships. On January 18, 2002, the property and the related assets and liabilities of Campeche were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local
Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

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


*Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------



Name and Location                                     % of Units Occupied  at  May 1,
                                                      -------------------------------
(Number of Units)                      Date Acquired  2003  2002   2001   2000   1999
-----------------                      -------------  ----  ----   ----   ----   ----
Polynesian Apartments Associates,
  Ltd. (a Limited Partnership)
  Homestead, FL (84)                   July 1988        98    99     99     96     99
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                  July 1988        98    99     98     98     98
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                December 1988    91    98     99     98     99
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                   October 1988     94    93     93     93     95
Property Development Associates, L.P.
  Kansas City, MO (232)                December 1988    81    78     84     94     97
Whittier Plaza Associates
  Limited Partnership
  St. Louis, MO (27)                   December 1988   100    96    100     89     96
United-Glen Arden I
  Limited Partnership
  Glen Arden, MD (354)                 December 1988    97    98     98     97     96
United-Glen Arden II
  Limited Partnership
  Glen Arden, MD (238)                 December 1988    98    99     99     98     98
Rolling Green Limited Partnership
  Chicago, IL (224)                    December 1988    95    90     96     90     75
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                     December 1988   100   100     93    100     97
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                   December 1988    98    98     98     98     98
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                    December 1988   100   100    100    100    100
Upper Fifth Avenue Residential
  Associates, L.P.
  New York, NY (151)                   January 1989     97   100     99    100     99
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                    January 1989    100   100    100    100    100
General Atlantic Second Avenue
  Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                    January 1989    100   100    100    100    100
Church Lane Associates
  Germantown, PA (40)                  February 1989   100   100     98     95    100
Campeche Isle Apartments
  Limited Partnership
  Galveston, TX (208)                  May 1989        (*)   (*)     96     85     87
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                      November 1988    96    98     93     98     99


                           Local Partnership Schedule
                           --------------------------
                                   (continued)



Name and Location                                     % of Units Occupied  at  May 1,
                                                      -------------------------------
(Number of Units)                      Date Acquired  2003  2002   2001   2000   1999
-----------------                      -------------  ----  ----   ----   ----   ----

Concourse Artists Housing
  Associates (a Limited Partnership)
  Bronx, NY (23)                       November 1988    96   100     96     96     96
2051 Grand Concourse Housing
  Associates (a Limited Partnership)
  Bronx, NY (63)                       November 1988    98    91    100     95     97
Willoughby-Wyckoff Housing
  Associates (a Limited Partnership)
  Bronx, NY (68)                       November 1988    99   100     87     87     91
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                   May 1989         97    93     92     92     99
Penn Alto Associates
  Limited Partnership
  Altoona, PA (150)                    June 1989        84    83     82     82     89
Gramco Development
  Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                    July 1989        98    98     98     96     99
Alexis Park Apartments
  A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)               July 1989        96    86     86     90     93
Williamsburg Residential, L.P.
  Wichita, KS (76)                     August 1989      81    93    100     70     92
Victory Apartments
  Chicago, IL (107)                    September 1989   94    94     95     93     93



(*) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7. below).

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

As of May 5, 2003, the Partnership had 8,500 registered holders of an aggregate of 115,917.5 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate  capital  contribution  of  $2,000,  are  held  by the  three  General
Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.



                                                   Year Ended March 31,
                           ------------------------------------------------------------------------------
OPERATIONS                     2003              2002             2001            2000            1999
----------                 ------------      ------------     ------------    ------------   ------------
Revenues                   $ 27,239,534      $ 29,319,132     $ 28,153,009    $ 27,104,148   $ 26,705,795

Operating expenses          (35,399,924)      (37,441,863)     (36,010,097)    (35,347,234)   (35,058,033)
                           ------------      ------------     ------------    ------------   ------------

Loss before minority
  interest and extraordi-
  nary items                 (8,160,390)       (8,122,731)      (7,857,088)     (8,243,086)    (8,352,238)

Minority interest in
  loss of
  subsidiaries                  199,013           137,083          238,349         254,205        414,579

Extraordinary item -
  forgiveness of
  indebtedness                        0         1,802,622          695,154               0              0
                           ------------      ------------     ------------    ------------   ------------

Net loss                   $ (7,961,377)     $ (6,183,026)    $ (6,923,585)   $ (7,988,881)    (7,937,659)
                           ============      ============     ============    ============   ============

Per unit amounts:

Loss before
  extraordinary item
  per BAC                        (67.99)           (68.20)          (65.07)         (68.23)        (67.79)

Extraordinary item
  per BAC                             0             15.40             5.94               0              0
                           ------------      ------------     ------------    ------------   ------------

Net loss per BAC           $     (67.99)     $    (52.80)     $     (59.13)   $     (68.23)  $    (67.79)
                           ============      ============     ============    ============   ============


                                                   Year Ended March 31,
                           ------------------------------------------------------------------------------
FINANCIAL POSITION             2003              2002             2001            2000            1999
------------------         ------------      ------------     ------------    ------------   ------------
Total assets               $153,051,595      $163,751,533     $172,524,072    $180,071,778   $185,526,512
                           ============      ============     ============    ============   ============

Total liabilities          $144,869,224      $147,385,098     $149,472,020    $149,572,808   $146,563,631
                           ============      ============     ============    ============   ============

Minority interest          $  2,293,585      $  2,516,272     $  3,018,863    $  3,542,196   $  4,017,226
                           ============      ============     ============    ============   ============

Total partners'
  capital                  $  5,888,786      $ 13,850,163     $ 20,033,189    $ 26,956,774   $ 34,945,655
                           ============      ============     ============    ============   ============


During the years ended March 31, 1999 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 31, 2003, total assets and liabilities decreased primarily due to the sale of Campeche.

                  Selected Quarterly Financial Data (Unaudited)
                  ---------------------------------------------

                                             Quarter Ended
                      --------------------------------------------------------------
OPERATIONS              June 30,      September 30,     December 31,      March 31,
                          2002            2002              2002             2003
----------            ------------    -------------     ------------    ------------
Revenues              $  6,725,438    $   6,809,809     $  6,845,034    $  6,859,253

Operating
  expenses              (8,363,754)      (9,265,411)      (9,188,186)     (8,582,573)
                      ------------    -------------     ------------    ------------
Loss before
  minority
  interest and
  extraordinary         (1,638,316)      (2,455,602)      (2,343,152)     (1,723,320)
  items

Minority
  interest in
  loss of
  subsidiaries              79,132           37,094            3,625          79,162

Net loss              $ (1,559,184)   $  (2,418,508)    $ (2,339,527)   $ (1,644,158)
                      ============    =============     ============    ============
Per unit amounts:

Net loss per BAC      $     (13.32)   $      (20.66)    $     (19.98)   $     (14.04)
                      ============    =============     ============    ============

                                              Quarter Ended
                      ---------------------------------------------------------------
OPERATIONS              June 30,      September 30,     December 31,      March 31,
                          2001             2001             2001             2002
------------------    ------------    -------------     ------------    ------------
Revenues              $  6,989,769    $   6,980,400     $  6,978,241    $  8,370,722

Operating ex-
  penses                (8,907,267)      (9,055,067)      (9,008,739)    (10,470,790)
                      ------------    -------------     ------------    ------------
Loss before minor-
  ity interest and
  extraordinary
  items                 (1,917,498)      (2,074,667)      (2,030,498)     (2,100,068)

Minority interest
   in loss (income)
  of subsidiaries           86,713           63,344           23,988         (36,962)

Extraordinary
  item - forgive-
  ness of indebted-
  ness income                    0        1,802,622                0               0
                      ------------    -------------     ------------    ------------

Net loss              $ (1,830,785)   $    (208,701)    $ (2,006,510)   $ (2,137,030)
                      ============    =============     ============    ============

Per  unit amounts:

Loss before ex-
  traordinary item
  per BAC             $     (15.64)   $      (17.18)    $     (17.13)   $     (18.25)

Extraordinary
  item per BAC                   0            15.40                0               0
                      ============    =============     ============    ============

Net loss per BAC      $     (15.64)   $       (1.78)    $     (17.13)   $     (18.25)
                      ============    =============     ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. On January 18, 2002, the property and the related assets and liabilities of Campeche were sold. For a discussion of this sale, see Note 10 in Item 8.

During the year ended March 31, 2003, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. Such funds are available to meet the obligations of the Partnership but are not expected to be significant.

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

During  the years  ended  March 31,  2003,  2002 and  2001,  respectively,  cash distributions received from operations of the Local Partnerships were approximately $156,000, $235,000 and $246,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $324,000. This increase was due to cash provided by operating activities ($2,061,000), proceeds from sale of property ($4,625,000) and an increase in due to selling partners ($108,000) which exceeded an increase in deferred costs ($466,000), acquisitions of property and equipment ($942,000), costs paid relating to sale of property ($130,000), net proceeds and repayments of mortgage notes ($3,875,000), a net decrease in due to local general partners and affiliates ($287,000), an increase in cash held in escrow relating to investing activities ($745,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($24,000). In the adjustments to reconcile the net loss to cash provided by operating activities are loss on sale of property ($45,000) and depreciation and amortization ($8,794,000).

Partnership management fees owed to the General Partners amounting to approximately $11,268,000 and $9,808,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively. Without the General Partner's continued accrual without payment of these fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2003, the Partnership did not record a loss on impairment of assets. Through March 31, 2003, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Assets classified as property and equipment-held for sale amounted to approximately $0 and $4,467,000 at March 31, 2003 and 2002, respectively.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively).

The majority of the Local  Partnerships'  revenues continue to be in the form of
rental  income  with  the  corresponding   expenses  divided  among  operations,
depreciation and mortgage interest.

The net loss for the 2002, 2001 and 2000 Fiscal Years totaled $7,961,377, $6,183,026 and $6,923,585, respectively.

The Partnership no longer continues to meet its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $20,509, $1,725,324 and $4,415,175 in Tax Credits during the 2002, 2001 and 2000 Fiscal Years, respectively.

2002 vs. 2001
-------------

Rental income decreased approximately 2% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, rental income increased approximately 2% due to rental rate increases.

Other income decreased approximately $1,375,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, other income decreased approximately $764,000 primarily due to a write-off of accrued letter-of-credit fees at one Local Partnership and a decrease in grants received by another Local Partnership.

Total expenses, excluding the Sold Asset, operating, insurance, financial and depreciation and amortization remained fairly consistent with a decrease of approximately 1% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Operating expenses decreased approximately $648,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, operating expenses decreased approximately $537,000 primarily due to two Local Partnerships changing their service providers to reduce utility costs.

Insurance increased approximately $292,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, insurance expense increased approximately $380,000 primarily due to increased premiums at the Local Partnerships.

Financial expense decreased approximately $1,054,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, financial expense decreased approximately $743,000 primarily due to a decrease in interest rates and refinancings at several Local Partnerships.

Depreciation and amortization increased approximately $733,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Asset, depreciation and amortization increase approximately $854,000 primarily due to the write-off of deferred financing costs at several Local Partnerships in 2002.

A loss on sale of property  was  recorded  during the 2002 Fiscal Year (see Note
10).

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $12,000 and $1,000 in the 2002 and 2001 Fiscal Years, respectively, and approximately $460,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $90,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2003 and 2002 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $29,000, $37,000 and $26,000 for the 2002, 2001 and 2000 Fiscal
Years.

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

A hazardous waste issue has affected Alexis for nearly 12 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

For the year ended December 31, 2002, the Local Partnership sustained a net loss of approximately $172,000. At December 31, 2002, the Local Partnership's current liabilities exceed its current assets by approximately $400,000. Management expects operating income to improve for 2003 as a result of both increased occupancy and slightly reduced expenses. In addition, included in current liabilities are obligations to the management company totaling approximately $293,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2003 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2003 and 2002 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $172,000, $340,000 and $277,000, for the 2002, 2001
and 2000 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Opening discovery was served on the plaintiffs by the defendants; however, the plaintiff's answers to that discovery have not been received as of the date of the Auditor's report. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to contest the case vigorously.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2002 and is expected to continue to do so during 2003.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $726,000 and $728,000 at March 31, 2003 and 2002, respectively. Williamsburg net loss after minority interest amounted to approximately $142,000, $128,000 and $208,000 for the 2002, 2001, and 2000 fiscal years, respectively. As of December 31, 2002, the Partnership has advanced Williamsburg approximately $992,000.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                  --------------

(a)1.    Consolidated Financial Statements                              18

         Independent Auditors' Report                                   88

         Consolidated Balance Sheets at March 31, 2003 and 2002         89

         Consolidated Statements of Operations for the Years Ended
         March 31, 2003, 2002 and 2001                                  90

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2003, 2002
         and 2001                                                       91

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2003, 2002 and 2001                                  93

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 27 (2002, 2001 and 2000 Fiscal Years) subsidiary partnerships whose losses aggregated $4,342,013, $2,587,660 and $5,834,878 for the 2002, 2001 and 2000 Fiscal Years, respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 2003 and 2002, presented in the accompanying consolidated financial statements. The financial statements for 27 (2002, 2001 and 2000 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $201,441 (Fiscal 2002), $375,269 (Fiscal 2001) and $302,761 (Fiscal 2000) and their assets aggregated $5,526,349 and $5,842,609 at March 31, 2003 and 2002, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 29, 2003

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.

We have audited the accompanying balance sheet of POLYNESIAN APARTMENTS ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-152, as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POLYNESIAN APARTMENTS ASSOCIATES, LTD. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
January 27, 2003

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 1, 2001

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.

We have audited the accompanying balance sheet of SEAGRAPE VILLAGE ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-151, as of December 31, 2002, and the related statements of operations, changes in partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEAGRAPE VILLAGE ASSOCIATES, LTD. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
January 27, 2003

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 14, 2001

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners                          Puerto Rico Housing Finance Corporation
Metropolitan Towers Associates, LP       San Juan, Puerto Rico
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, LP, HUD Project No. RQ-46-K-051005, as of December 31, 2002 and 2001, and the related statements of income (loss), changes in partner's capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP, as of December 31, 2002 and2001, and the results of its operations and the changes in partner's capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.

In accordance with Government Auditing Standards, I have also issued a report dated January 31, 2003, on my consideration of Metropolitan Towers Associates, LP's internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Metropolitan Towers Associates, LP. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2004
San Juan, Puerto Rico
January 31, 2003

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 2002 and 2001 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 16, 2003 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

 /s/ Rubin, Brown, Gornstein & Co. LLP
January 16, 2003
St. Louis, Missouri

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

 /s/ Rubin, Brown, Gornstein & Co. LLP
January 21, 2002
St. Louis, Missouri

[Letterhead of RBG & Co.]

Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2002 and 2001 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 8, 2003

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted.

In accordance with Government Auditing Standards, we have also issued our reports dated January 13, 2003 on our consideration of Whittier Plaza Associates Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 13, 2003

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 17, 2002

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 6, 2003

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 7, 2001

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United - Glenarden II Limited Partnership

We have audited the accompanying balance of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 6, 2003

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 7, 2001

[Letterhead of SOLOMON, BAERSON, WITONSKI, PATEL & KASKEL, LTD.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 30, 2003

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

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 30, 2002

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2002, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 2003, on our consideration of Santa Juanita II Limited Partnership's internal control, a report dated February 10, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to major HUD programs, and a report dated February 10, 2003 on its compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

February 10, 2003

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

Federal Employer Identification Number: 66-0365844

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 3, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 9, 2001

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of East Two Thirty-Five Associates, L.P. and subsidiary as (Delaware limited partnership) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
New York, N.Y.
February 10, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 6, 2001

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 28, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 6, 2001

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of West 107th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 9, 2003

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

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 5, 2001

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue Associates, L.P.
New York, New York

We have audited the accompanying consolidated balance sheets of General Atlantic Second Avenue Associates, L.P. and subsidiary (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of General Atlantic Second Avenue Associates, L.P. as of

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 31, 2003

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

Respectfully submitted,

/s/ Grossman, Tuchman & Shah, LLP
New York, N.Y.
February 13, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 24, 2003, on our consideration of Church Lane Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 23, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Campeche Isle Apartments Limited Partnership

We have audited the accompanying statement of changes in net assets in liquidation of Campeche Isle Apartments Limited Partnership for the period January 1, 2002 through January 18, 2002. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation of for the period January 1, 2002 through January 18, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in note A to the financial statements during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On January 18, 2002, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on page 7 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 14, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 15, 2001

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2003

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

White Plains, New York
January 31, 2002

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2003

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

White Plains, New York
January 31, 2002

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2003

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

White Plains, New York
January 31, 2002

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 31, 2003

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

White Plains, New York
January 31, 2002

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2002 and 2001, and the related statements of Income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

January 23, 2003
St. Louis, Missouri

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

January 30, 2002
St. Louis, Missouri

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 14, 2003

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 20, 2002

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2002 and 2001, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated February 14, 2003, on our consideration of the Partnership's internal control structure and reports dated January 22, 2002, on its compliance with specific requirements applicable to major HUD programs; compliance with laws, regulations, contracts, loan covenants and agreements; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 24 to 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2002, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 2002, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
February 14, 2003
License No. 169
San Juan, Puerto Rico
Stamp number 1780551 was affixed to the original of this report.

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

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2002 and December 31, 2001 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2002 and December 31, 2001 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 12, 2003

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 12, 2002

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2003

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

/s/ Chesser & Company, P.A.
Wichita, Kansas
March 16, 2001

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35588 as of December 31, 2002 and 2001, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35588 as of December 31, 2002 and 2001, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2003, on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our 2002 audit was conducted for the purpose of forming an opinion on the basic 2002 financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic 2002 financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic 2002 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2002 financial statements taken as a whole.

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 21, 2003

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 22, 2002

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,
                                                                  ---------------------------
                                                                       2003          2002
                                                                  -------------  ------------
ASSETS
Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4  and 7)                                $136,014,414   $142,589,875
Property and equipment - held for sale, less accumulated
  depreciation (Notes 2, 4 and 7)                                            0      4,420,312
Cash and cash equivalents (Notes 2, 3 and 11)                        1,577,939      1,253,722
Cash held in escrow (Notes 2, 3 and 5)                               8,395,528      7,386,866
Deferred costs - less accumulated amortization (Notes 2 and 6)       2,516,958      3,327,867
Other assets                                                         4,546,756      4,772,891
                                                                  ------------   ------------

Total assets                                                      $153,051,595   $163,751,533
                                                                  ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
  Mortgage notes payable (Notes 3 and 7)                          $104,624,793   $108,447,287
  Accounts payable and other liabilities (Note 11)                   7,513,253      7,865,635
  Due to local general partners and affiliates (Note 8)             16,444,523     16,732,003
  Due to general partners and affiliates (Note 8)                   13,829,040     11,990,078
  Due to selling partners                                            2,457,615      2,350,095
                                                                  ------------   ------------

Total liabilities                                                  144,869,224    147,385,098
                                                                  ------------   ------------

Minority interests (Note 2)                                          2,293,585      2,516,272
                                                                  ------------   ------------

Commitments and contingencies (Notes 8 and 11)

Partners' capital (deficit)
  Limited partners ( 115,917.5 BACs issued and
   outstanding) (Note 1)                                             6,860,582     14,742,345
  General partners                                                    (971,796)      (892,182)
                                                                  ------------   ------------

Total partners' capital (deficit)                                    5,888,786     13,850,163
                                                                  ------------   ------------

Total liabilities and partners' capital (deficit)                 $153,051,595   $163,751,533
                                                                  ============   ============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended March 31,
                                                   ----------------------------------------
                                                       2003           2002         2001
                                                   ------------    -----------  -----------
Revenues
Rental income                                      $ 26,351,826    $27,011,085  $26,422,668
Other (Note 11)                                         932,591      2,308,047    1,730,341
Loss on sale of property (Note 10)                      (44,883)             0            0
                                                   ------------    -----------  -----------
                                                     27,239,534     29,319,132   28,153,009
                                                   ------------    -----------  -----------

Expenses
General and administrative                            5,809,535      6,389,195    6,253,104
General and administrative-related parties
  (Note 8)                                            2,545,072      2,571,815    2,615,250
Repairs and maintenance                               6,189,051      6,235,426    5,684,571
Operating and other                                   2,785,744      3,433,542    2,918,215
Real estate taxes                                     1,141,269      1,174,277    1,129,435
Insurance                                             1,671,901      1,379,465    1,208,689
Financial, primarily interest                         6,462,890      7,516,734    8,094,388
Depreciation and amortization                         8,794,462      8,061,598    8,106,445
Loss on impairment of assets (Notes 2 and 4)                  0        679,811            0
                                                   ------------    -----------  -----------

Total expenses                                       35,399,924     37,441,863   36,010,097
                                                   ------------    -----------  -----------

Loss before minority interest and
  extraordinary item                                 (8,160,390)    (8,122,731)  (7,857,088)

Minority interest in loss of subsidiaries               199,013        137,083      238,349
                                                   ------------    -----------  -----------

Loss before extraordinary item                       (7,961,377)    (7,985,648)  (7,618,739)
Extraordinary item-forgiveness of
  indebtedness income (Note 7)                                0      1,802,622      695,154
                                                   ------------    -----------  -----------

Net loss                                           $ (7,961,377)   $(6,183,026) $(6,923,585)
                                                   ============   ============  ===========

Limited partners share:
Loss before extraordinary item                     $(7,881,763)    $(7,905,792) $(7,542,552)
Extraordinary item                                            0      1,784,596      688,203
                                                   ------------    -----------  -----------

Net loss - limited partners                        $ (7,881,763)   $(6,121,196) $(6,854,349)
                                                   ============    ===========  ===========

Number of BACs outstanding                            115,917.5      115,917.5    115,917.5
                                                   ============    ===========  ===========

Loss before extraordinary item per
  BAC                                              $     (67.99)   $    (68.20) $    (65.07)
Extraordinary item per BAC                                    0          15.40         5.94
                                                   ------------    -----------  -----------

Loss per BAC                                       $     (67.99)   $    (52.80) $    (59.13)
                                                   ============    ===========  ===========


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                              Limited      General
                                               Total          Partners     Partners
                                             -----------     ----------    ---------
Partners' capital (deficit) - April 1, 2000   26,956,774     27,717,890     (761,116)
Net loss                                      (6,923,585)    (6,854,349)     (69,236)
                                             -----------     ----------    ---------

Partners' capital (deficit) - March 31, 2001  20,033,189     20,863,541     (830,352)
Net loss                                      (6,183,026)    (6,121,196)     (61,830)
                                             -----------     ----------    ---------

Partners' capital (deficit) - March 31, 2002  13,850,163     14,742,345     (892,182)
Net loss                                      (7,961,377)    (7,881,763)     (79,614)
                                             -----------     ----------    ---------

Partners' capital (deficit) - March 31, 2003 $ 5,888,786     $6,860,582    $(971,796)
                                             ===========     ==========    =========


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                              Year Ended March 31,
                                                   ----------------------------------------
                                                       2003            2002         2001
                                                   ------------    -----------  -----------

Cash flows from operating activities:
Net loss                                           $ (7,961,377)   $(6,183,026) $(6,923,585)
                                                   ------------    -----------  -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Loss on sale of property                                 44,883              0            0
Extraordinary item - forgiveness of
  indebtedness income                                         0     (1,802,622)    (695,154)
Depreciation and amortization                         8,794,462      8,061,598    8,106,445
Write-off of deferred legal costs                             0              0       12,287
Loss on impairment                                            0        679,811            0
Minority interest in loss of subsidiaries              (199,013)      (137,083)    (238,349)
Accrued interest added to principal of
  mortgage note payable                                  52,876         52,872       52,873
(Increase) decrease in assets:
Cash held in escrow                                    (374,289)       (24,764)     (31,739)
Other assets                                             62,431       (755,982)   1,252,652
Increase (decrease) in liabilities:
Accounts payable and other liabilities                 (196,919)      (784,859)    (116,380)
Due to general partners and affiliates                1,837,961      1,429,314    1,673,323
                                                   ------------    -----------  -----------

Total adjustments                                    10,022,392      6,718,285   10,015,958
                                                   ------------    -----------  -----------

Net cash provided by operating activities             2,061,015        535,259    3,092,373
                                                   ------------    -----------  -----------

Cash flows from investing activities:
Proceeds from sale of property                        4,625,000              0            0
Costs paid relating to sale of property                (129,688)             0            0
Acquisition of property and equipment                  (942,496)      (904,425)  (1,542,962)
(Increase) decrease in cash held in escrow             (745,014)       491,269      (23,155)
                                                   ------------    -----------  -----------

Net cash provided by (used in) investing
  activities                                          2,807,802       (413,156)  (1,566,117)
                                                   ------------    -----------  -----------

Cash flows from financing activities:
Increase in deferred costs                             (465,596)      (145,997)     (71,379)
Proceeds from mortgage notes                         30,838,245              0            0
Repayments of mortgage notes                        (34,713,615)    (6,842,672)  (1,742,960)
Increase in due to local general partners
  and affiliates                                        170,648      5,978,211      758,900
Decrease in due to local general partners
  and affiliates                                       (458,128)      (216,236)    (115,556)
Increase in due to selling partners                     107,520         99,070       91,333
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest        (23,674)      (365,508)    (284,984)
                                                   ------------    -----------  -----------

Net cash used in financing activities                (4,544,600)    (1,493,132)  (1,364,646)
                                                   ------------    -----------  -----------


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Continued)

                                                             Year Ended March 31,
                                                   ----------------------------------------
                                                       2003           2002         2001
                                                   ------------    -----------  -----------

Net increase (decrease) in cash and
  cash equivalents                                      324,217     (1,371,029)     161,610

Cash and cash equivalents at
  beginning of year                                   1,253,722      2,624,751    2,463,141
                                                   ------------    -----------  -----------
Cash and cash equivalents
  at end of year                                   $  1,577,939    $ 1,253,722  $ 2,624,751
                                                   ============    ===========  ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest             $  6,037,438    $ 6,912,381  $ 7,986,485

Supplemental disclosures of noncash investing
and financing activities:
Increase in property and equipment - held
for sale reclassified from property and
  equipment                                        $          0    $ 4,420,312  $         0
Increase in other assets from property and
  equipment deferred loss                                     0         47,133            0

Forgiveness of indebtedness
  income:
Decrease in mortgage notes payable                 $          0    $(1,802,622) $  (374,656)
Decrease in accounts payable                                  0              0     (327,665)
Decrease in other assets                                      0              0        7,167

Summarized below are the
  components of the loss on sale
  of property (Note 10):

Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                  $  4,420,312    $         0  $         0
Decrease in mortgage escrow
  deposits                                              110,641              0            0
Decrease in prepaid expenses
  and other assets                                      163,704              0            0
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                          (155,463)             0            0
Increase in due to general partners
  of subsidiaries and their affiliates                    1,001              0            0


          See accompanying notes to consolidated financial statements.

                           LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

As of March 31, 2003, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. On January 18, 2002, the Property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


intercompany transactions from January 1 through March 31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $564,000, $625,000 and $562,000 for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2003, the Partnership did not record a loss on impairment of assets. Through March 31, 2003, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. Assets classified as property and equipment-held for sale amounted to approximately $0 and $4,467,000 at March 31, 2003 and 2002, respectively.

d)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                         March 31, 2003              March 31, 2002
                                    ------------------------    ------------------------
                                     Carrying                    Carrying
                                      Amount     Fair Value       Amount     Fair Value
                                    -----------  -----------    -----------  -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value  $35,300,343  $35,284,195    $35,397,045  $34,324,644
Not practicable                     $69,324,450            *    $73,050,242            *



*Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment and Property and Equipment - Held for Sale

The components of property and equipment and their estimated useful lives are as follows:


                                          March 31,                   Estimated
                                 ------------------------------     Useful Lives
                                    2003              2002             (Years)
                                 -------------    -------------     ------------
Land                             $  13,987,183    $  13,987,183          -
Building and improvements          215,016,895      214,239,265       15 to 40
Other                                6,223,824        6,112,294        5 to 15
                                 -------------    -------------
                                   235,227,902      234,338,742
Less:  Accumulated depreciation    (99,213,488)     (91,748,867)
                                 -------------    -------------

                                 $ 136,014,414    $ 142,589,875
                                 =============    =============

Included in property and equipment are $6,955,050 of acquisition fees paid or accrued to the General Partners and $1,606,014 of acquisition expenses as of March 31, 2003 and 2002. In addition, as of March 31, 2003 and 2002, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $7,517,957, $7,545,850 and $7,807,498, respectively.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 2002 and 2001 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $53,335 and $134,753, respectively, due to write-offs on dispositions.

The components of property and equipment held for sale are as follows:

                                                March 31,
                                       ---------------------------
                                          2003            2002
                                       -----------    ------------
Land                                   $         0    $    450,000
Buildings and improvements                       0       7,117,406
                                       -----------    ------------

                                                 0       7,567,406

Less:  Accumulated depreciation                  0      (3,147,094)
                                       -----------    ------------

                                       $         0    $  4,420,312
                                       ===========    ============

During the 2002 Fiscal Year, a decrease in accumulated depreciation in the amount of $3,147,094 resulted from the sale of Campeche Isle Apartments, Limited Partnership (see Note 10).

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                   March 31,
                                                           ------------------------
                                                              2003          2002
                                                           ----------    ----------
Real estate taxes, insurance, reconstruction and other     $3,844,604    $3,491,960
Reserve for replacements                                    3,433,287     2,791,954
Tenant security deposits                                    1,117,637     1,102,952
                                                           ----------    ----------

                                                           $8,395,528    $7,386,866
                                                           ==========    ==========


NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:



                                           March 31,
                                 ----------------------------
                                    2003             2002              Period
                                 -----------      -----------        -----------

Financing expenses               $ 3,926,041      $ 5,716,065             *
Other                                639,858          639,858          Various
                                 -----------      -----------
                                   4,565,899        6,355,923
Less:  Accumulated amortization   (2,048,941)      (3,028,056)
                                 -----------      -----------

                                 $ 2,516,958      $ 3,327,867
                                 ===========      ===========

*Over the life of the respective related mortgages.

Amortization expense for the years ended March 31, 2003, 2002 and 2001 amounted to $1,276,505, $515,748 and $298,947, respectively. During the years ended March 31, 2003 and 2002, respectively, $2,255,620 and $18,434 of fully amortized deferred costs were written off.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $512,000 including principal and interest at rates varying from 1% to 10.75% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending                      Amount
------------------                  ------------
2003                                $  1,669,897
2004                                  13,519,653
2005                                   6,692,158
2006                                   3,347,952
2007                                   1,582,660
Thereafter                            77,812,473
                                    ------------
                                    $104,624,793
                                    ============

Property Development Associates, L.P.
-------------------------------------
During 2002, Property Development Associates L.P. ("Property Development") was notified that certain defaults had occurred with the mortgage note payable. As of December 31, 2002, the Mortgagee was pursuing all of its rights and remedies for default, including, without limitation, acceleration of the maturity date of the Loan and demand for payment of the entire outstanding balance of the Loan. On March 5, 2003, the mortgage note payable was purchased by an affiliate of the management company. The purchase of this note remedied the defaults and the note terms were modified. The Maturity Date was extended from May 1, 2004 to August 1, 2004, and the interest rate was changed from 6% to 7%. Additionally, commencing on April 1, 2003 and continuing through the Maturity Date, the partnership will not be obligated to make the monthly principal payments.

United-Glen Arden I Limited Partnership
---------------------------------------
On September 3, 2002, United-Glen Arden I Limited Partnership ("Glen Arden I") completed a mortgage restructuring through the Mark to Market program with the Office of Multifamily Housing Assistance Restructuring ("OMHAR"). The original mortgages were paid in full. In connection with the restructure, two mortgages were incurred as follows:

Effective September 3, 2002, the mortgage with the original amount of $7,333,600 is held by Greystone Servicing Corporation Inc. and is insured by HUD. The mortgage is payable in monthly installments of $48,710, including interest at 7.0% per annum, through September 1, 2032. The note is collateralized by the apartment project.

The Mortgage Restructuring Note to OMHAR/HUD totaling $3,222,109 is collateralized by the property. The mortgage note bears simple interest at the rate of 5% to be paid annually on the unpaid principal balance until paid in full. The maturity date of the mortgage note shall be September 1, 2032. Until maturity, payments due under the Mortgage Restructuring Note shall be payable in an amount equal to 85% of the "Surplus Cash" as defined. Upon maturity, the entire outstanding indebtedness under the Mortgage Restructuring Note shall be due and payable. Additionally, the note shall become immediately due and payable, at the option of the holder in the event of a sale or default under the note agreement.

Glen Arden I's prior indebtedness of approximately $10,326,000 was repaid.

United-Glen Arden II Apartments Limited Partnership
---------------------------------------------------
Effective July 31, 2002, United-Glen Arden II Apartments Limited Partnership ("Glen Arden II") completed a mortgage restructuring through the Mark to Market program with the Office of Multifamily Housing Assistance Restructuring. The original mortgages were paid in full. In connection with the restructure, two mortgages were incurred as follows:

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Effective July 31, 2002, the mortgage with the original amount of $6,960,400 is held by Capstone Realty Advisors, LLC. The loan bears interest of 7% per annum and matures on August 1, 2027.

The second restructuring note totaling $1,466,636 is collateralized by the property and bears interest of 5% per annum and matures on September 1, 2027. This note shall become immediately due and payable, at the option of the holder in the event of a sale or default under the note agreement.

Glen Arden II's prior indebtedness of approximately $8,035,000 was repaid.

Victory Apartments
------------------
On June 27, 2002, Victory Apartments ("Victory") refinanced its existing indebtedness by borrowing $6,491,500 from Reinlein/Leiser/McGee. The loan bears interest at 6.61% per annum and matures in July 2042. Victory Apartments' prior indebtedness of approximately $6,201,622 was repaid.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - Related Party Transactions

Related Party Fees
------------------

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Limited Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2003, 2002 and 2001 are as follows:


                                                           Year Ended March 31,
                                                   ----------------------------------------
                                                       2003           2002         2001
                                                   -----------     ----------   -----------
Partnership management fees (a)                    $ 1,460,000    $ 1,496,000   $ 1,496,000
Expense reimbursement (b)                              149,966        134,815       150,970
Property management fees incurred to affiliates
 of the General Partners (c)                           362,942        355,825       348,560
Local administrative fee (d)                            51,500         54,000        54,000
                                                   -----------    -----------   -----------

Total general and administrative-General Partners    2,024,408      2,040,640     2,049,530
                                                   -----------    -----------   -----------

Property management fees incurred to affiliates
  of the Local General Partners (c)                    520,664        531,175       565,720
                                                   -----------    -----------   -----------

Total general and administrative-related parties   $ 2,545,072    $ 2,571,815   $ 2,615,250
                                                   ===========    ===========   ===========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $11,268,000 and $9,808,000 were accrued and unpaid as of March 31, 2003 and March 31, 2002. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,570,624, $1,636,460 and $1,629,770 for the 2002, 2001 and 2000 Fiscal Years,
respectively. Of these fees $883,606, $887,000 and $914,280 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $362,942, $355,825 and $348,560, respectively, which were also incurred to affiliates of the Partnership.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $4,000, $5,900 and $5,200 during the 2002, 2001 and 2000 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(e) Due to Local General Partners and affiliates at March 31, 2003 and 2002 consists of the following:

                                                            March 31,
                                                 -------------------------------
                                                     2003                2002
                                                 -----------         -----------
Operating advances                               $ 6,409,351         $ 6,474,918
Development fee payable                            2,399,079           2,445,096
Operating deficit advances                         4,885,335           4,896,029
Management and other fees                            710,603             918,858
Notes payable (f)                                  1,207,603           1,207,603
Interest notes payable                               832,552             789,499
                                                 -----------         -----------
                                                 $16,444,523         $16,732,003
                                                 ===========         ===========



(f) Notes payable consist of the following:

Polynesian                                       $   316,370         $   316,370
----------
This promissory note bears interest at 11%
with a maturity date of June 1, 2003. Interest
expense of $34,800 was incurred for each of
the years ended March 31, 2003 and 2002.

Seagrape                                             649,171             649,171
--------
This promissory note bears interest at 11% with a
maturity date of December 31, 2003. Interest
expense of $71,409 was incurred for each of the
years ended March 31, 2003 and 2002.

Alexis
------
This unsecured promissory note bears interest at     242,062             242,062
 2% above prime and is due on demand. Interest   -----------         -----------
expense of $17,676 and $20,955  was  incurred
for the years ended March 31, 2003 and 2002.


                                                 $ 1,207,603         $ 1,207,603
                                                 ===========         ===========


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:



                                                            Year Ended March 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 ------------    -----------   -----------
Financial statement
Net loss                                         $ (7,961,377)   $(6,183,026)  $(6,923,585)

Difference  resulting from parent  company  hav-
ing a different  fiscal year for income tax and
financial reporting purposes                          (43,872)        13,539       (35,930)

Difference between depreciation and amortiza-
tion expense recorded for financial reporting
purposes and the accelerated cost recovery
system utilized for income tax purposes            (2,207,445)    (2,083,063)   (2,180,925)

Excess losses allocated to minority interest for
income tax purposes                                   643,157      1,329,287     1,347,334

Other                                                   5,759        (66,177)     (402,302)
                                                 ------------    -----------     ---------

Net loss as shown on the income tax return for
the calendar year ended                          $ (9,563,778)   $(6,989,440)  $(8,195,408)
                                                 ============    ===========   ===========




NOTE 10 - Sale of Property

On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $45,000.


NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for two subsidiary partnerships, Whittier Plaza Associates Limited Partnership and Alexis Park Apartments modified their reports on the 2002 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

to a development deficit guarantee agreement, has advanced approximately $12,000 and $1,000 in the 2002 and 2001 Fiscal Years, respectively, and approximately $460,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $90,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2003 and 2002 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $29,000, $37,000 and $26,000 for the 2002, 2001 and 2000 Fiscal
Years.

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

A hazardous waste issue has affected Alexis for nearly 12 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern.

For the year ended December 31, 2002, the Local Partnership sustained a net loss of approximately $172,000. At December 31, 2002, the Local Partnership's current liabilities exceed its current assets by approximately $400,000. Management expects operating income to improve for 2003 as a result of both increased occupancy and slightly reduced expenses. In addition, included in current liabilities are obligations to the management company totaling approximately $293,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2003 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2003 and 2002 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $172,000, $340,000 and $277,000, for the 2002, 2001
and 2000 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Opening discovery was served on the plaintiffs by the defendants; however, the plaintiff's answers to that discovery have not been received as of the date of

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

the Auditor's report. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to contest the case vigorously.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2002 and is expected to continue to do so during 2003.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $726,000 and $728,000 at March 31, 2003 and 2002, respectively. Williamsburg's net loss after minority interest amounted to approximately $142,000, $128,000 and $208,000 for the 2002, 2001, and 2000 fiscal years, respectively. As of December 31, 2002, the Partnership has advanced Williamsburg approximately $992,000.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2003, uninsured cash and cash equivalents approximated $1,421,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 35% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


e)  Tax Credits

The Partnership and BACs holders began recognizing Housing Tax Credits with respect to a Property when the Credit Period for such Property began. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2002, 2001 and 2000 tax years, Housing Tax Credits of $20,509, $1,725,324 and $4,415,175, were generated.

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., the general partner of the Related General Partner, is set forth below.

Related Credit Properties II, Inc.
----------------------------------

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary


STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. ("TRCLP") in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr.

Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College.

GLENN F. HOPPS, 40, joined Capital in December 1990, and prior to that date, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 37, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP II Inc.
------------------

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The general partnership interests and BACs in the Partnership are owned in the manner indicated on the chart below.

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



                      Name and Address of         Amount and Nature of          Percentage
Title of Class        Beneficial Owner            Beneficial Ownership           of Class
--------------        ----------------            --------------------         -------------
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




                      Name and Address of         Amount and Nature of       Percentage
Title of Class         Beneficial Owner           Beneficial Ownership        of Class
--------------        -------------------         --------------------      -------------
BACs                  Lehigh Tax Credit           2,239 (1)                     1.9%
                      Partners, Inc.
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Alan P. Hirmes              2,239 (1)(2)                  1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Stuart J. Boesky            2,239 (1)(2)                  1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Marc D. Schnitzer           0                             0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Denise L. Kiley             0                             0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Glenn F. Hopps              0                             0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Teresa Wicelinski           0                             0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  All directors and           2,239 (1)(2)                  1.9%
                      executive officers of
                      the general partner
                      of the Related General
                      Partner as a group
                      (seven persons)
                      625 Madison Avenue
                      New York, NY 10022

(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of May 5, 2003, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

(2) Each such party serves as a director and executive officer of the Managing Member, and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership, on the one hand, and the directors or executive officers of the Liberty General Partner or the general partner of the Related General Partner, on the other.

Item 14.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty GP II Inc., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                              Sequential
                                                                                 Page
                                                                              ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                             18

         Consolidated Balance Sheets at March 31, 2003 and 2002                   88

         Consolidated Statements of Operations for the Years Ended March 31,
         2003, 2002 and 2001                                                      89

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March 31, 2003, 2002 and 2001                            90

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2003, 2002 and 2001                                                      91

         Notes to Consolidated Financial Statements                               93

(a) 2.   Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                                            119

         Schedule I - Condensed Financial Information of Registrant              120

         Schedule III - Real Estate and Accumulated Depreciation                 123

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.   Exhibits
         --------

(3B)     Form of Amended and Restated Agreement of Limited Partnership of
         Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s Regis-tration Statement on Form S-11 Registration No. 33-21429)

(21)     Subsidiaries of the Registrant                                          113

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

(c)      Additional Exhibits
         -------------------

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pur-
         suant to Section 906 of the Sarbanes-Oxley Act of 2002.                 118

(d)      Not applicable



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                          Jurisdiction
(c)   Subsidiaries of the Registrant (Exhibit 21)                       of Organization
      ------------------------------                                   -----------------

      Polynesian Apartments Associates, Ltd. (a Limited Partnership)           FL
      Seagrape Village Associates, Ltd. (a Limited Partnership)                FL
      Metropolitan Towers Associates, L.P.                                     PR
      Westminster Place II - Olive Site, L.P.                                  MO
      Property Development Associates, L.P. (Bridgeport)                       MO
      Whittier Plaza Associates Limited Partnership                            MO
      United-Glen Arden I Limited Partnership                                  MD
      United-Glen Arden II Limited Partnership                                 MD
      Rolling Green Limited Partnership                                        IL
      Santa Juanita II Limited Partnership                                     NY
      Spring Creek Associates, L.P. (a Delaware Limited Partnership)           DE
      East Two Thirty-Five Associates L.P. (a Delaware Limited Partnership)
        (14th Street)                                                          DE
      Upper Fifth Avenue Residential Associates, L.P.                          DE
      West 107th Street Associates, L.P. (a Delaware Limited Partnership)      DE
      General Atlantic Second Avenue Associates, L.P.
        (a Delaware Limited Partnership) (96th Street)                         NY
      Church Lane Associates                                                   PA
      Robin Housing Associates (a Limited Partnership)                         NY
      Concourse Artists Housing Associates (a Limited Partnership)             NY
      2051 Grand Concourse Housing Associates (a Limited Partnership)          NY
      Willoughby-Wyckoff Housing Associates (a Limited Partnership)            NY
      Goodfellow Place Limited Partnership                                     MO
      Penn Alto Associates Limited Partnership                                 PA
      Gramco Development Limited Dividend Partnership, L.P. (Bayamon)          PR
      Alexis Park Apartments, a Louisiana Partnership in Commendam             LA
      Williamsburg Residential, L.P.                                           KS
      Victory Apartments                                                       IL



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

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                   By: RELATED CREDIT PROPERTIES II L.P.,
                                       a General Partner

                                       By:  Related Credit Properties II Inc.,
                                            its general partner

Date: June 6, 2003
                                            By: /s/ Alan P. Hirmes
                                                -------------------
                                                Alan P. Hirmes
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                   and

                                   By: LIBERTY GP II, INC.,
                                       a General Partner

Date: June 6, 2003
                                       By:  /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President

                                   and

                                   By: LIBERTY ASSOCIATES II, L.P.,
                                       a General Partner

                                       By:  Related Credit Properties II, Inc.,
                                            its General Partner

Date: June 6, 2003
                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President

                                       By:  Liberty GP II, Inc.,
                                            its General Partner


                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                         Title                            Date
------------------     ---------------------------------------     -------------

                       President and Chief Executive Officer
                       (Principal  Executive and Financial
                       Officer) of Related Credit Properties
                       II Inc., (general partner of each
                       of Related Credit Properties II L.P.
                       and Liberty Associates II, L.P.,
                       General Partners of Registrant)
                       and Liberty GP II, Inc.
/s/ Alan P. Hirmes     (general partner of Liberty
------------------     Associates II, L.P.,
Alan P. Hirmes         a General Partner of Registrant)             June 6, 2003





                       Treasurer (Principal Accounting
                       Officer) of Related Credit Properties
                       II Inc., (general partner of each
                       of Related Credit Properties II L.P.
                       and Liberty Associates II, L.P.,
                       General Partners of Registrant)
                       and Liberty GP II, Inc.
/s/ Glenn F. Hopps     (general partner of Liberty.
------------------     Associates II, L.P.,
Glenn F. Hopps         a General Partner of Registrant)             June 6, 2003




                       Director of Related Credit Properties
                       II Inc., (general partner of each
/s/ Stephen M. Ross    of Related Credit Properties II L.P.
-------------------    and Liberty Associates II, L.P., each a
Stephen M. Ross        General Partner of Registrant)               June 6, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               June 6, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and Liberty GP II Inc. (each of which is a General Partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 6, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated May 29, 2003 on page 18, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III at March 31, 2003. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $201,441 (Fiscal 2002), $375,269 (Fiscal 2001) and $302,761 (Fiscal 2000) and their assets aggregated $5,526,349 and $5,842,609 at March 31, 2003 and 2002, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
May 29, 2003

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                   March 31,
                                                           -------------------------
                                                               2003          2002
                                                           -----------   -----------
Cash and cash equivalents                                  $     9,646   $    31,878
Investment and advances in subsidiary partnerships          39,161,808    41,664,951
Other assets                                                   191,414       173,357
                                                           -----------   -----------

Total assets                                               $39,362,868   $41,870,186
                                                           ===========   ===========



                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                      $13,336,984   $11,512,367
Other liabilities                                               66,156        64,020
                                                           -----------   -----------

Total liabilities                                           13,403,140    11,576,387

Partners' equity                                            25,959,728    30,293,799
                                                           -----------   -----------

Total liabilities and partners' equity                     $39,362,868   $41,870,186
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                      Year Ended March 31,
                                                           -----------------------------------------
                                                               2003           2002           2001
                                                           -----------    -----------    -----------
Revenues
Other                                                      $    38,721    $    25,267    $    37,250
                                                           -----------    -----------    -----------

Expenses
Administrative and management                                  580,974        180,876        161,239
Administrative and management-related parties                1,237,610      1,646,970      1,635,761
                                                           -----------    -----------    -----------

Total expenses                                               1,818,584      1,827,846      1,797,000
                                                           -----------    -----------    -----------

Loss from operations                                        (1,779,863)    (1,802,579)    (1,759,750)

Equity in loss of subsidiary partnerships (*)               (2,554,208)    (2,129,865)    (2,263,009)
                                                           -----------    -----------    -----------

Net loss                                                   $(4,334,071)   $(3,932,444)   $(4,022,759)
                                                           ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $0, $(811,399) and $(162,132) for 2003, 2002, and 2001, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                          2003           2002           2001
                                                      -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                              $(4,334,071)   $(3,932,444)   $(4,022,759)
                                                      -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in loss of subsidiary partnerships               2,554,208      2,129,865      2,263,009

Increase in assets

Other assets                                               (4,725)       (23,967)             0

Increase (decrease) in liabilities

Due to general partners and affiliates                  1,824,617      1,463,240      1,466,705
Other liabilities                                          (2,136)         2,915        (14,883)
                                                      -----------    -----------    -----------

Total adjustment                                        4,371,964      3,572,053      3,714,831
                                                      -----------    -----------    -----------

Net cash provided by (used in) operating activities        37,893       (360,391)      (307,928)
                                                      -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                           156,351        234,573        245,953
Advances and investments in
  subsidiary partnerships                                (216,476)       (86,470)      (314,357)
                                                      -----------    -----------    -----------

Net cash (used in) provided by investing
  activities                                              (60,125)       148,103        (68,404)
                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents                 (22,232)      (212,288)      (376,332)

Cash and cash equivalents, beginning of year               31,878        244,166        620,498
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $     9,646    $    31,878    $   244,166
                                                      ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003


                                                                                                Cost Capitalized
                                                                 Initial Cost to Partnership     Subsequent to
                                                                 ----------------------------     Acquisition:
                                                                                Buildings and     Improvements
Description                                       Encumbrances       Land       Improvements      (Disposals)
-----------                                       ------------   ------------   -------------   ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                   $  2,201,594   $    386,180   $  4,195,068      $   (10,325)
Seagrape Village Associates, LTD.
  Homestead, FL                                      4,360,844      1,270,000      6,123,373          709,189
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                    5,318,859        322,000      2,434,303        5,873,504
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                      4,278,958        928,979      5,382,740          192,270
Property Development Associates, L.P.
  Kansas City, MO                                    5,300,000        624,858      7,228,721        5,229,304
Whittier Plaza Associates, L.P.
  St. Louis, MO                                      1,655,632         26,920      2,015,030         (391,316)
United-Glen Arden I L.P.
  Glen Arden, MO                                    11,893,716      1,770,000      6,577,720       12,995,003
United-Glen Arden II L.P.
  Glen Arden, MO                                     9,257,038      1,190,000      4,837,436        9,177,014
Rolling Green L.P.
  Chicago, IL                                        5,692,413        466,683      4,533,670        4,285,535
Santa Juanita II L.P.
  Bayamon, PR                                          851,180        115,000      2,085,485        1,886,835
Spring Creek Associates, L.P.
  Brooklyn, NY                                               0      3,343,549     16,216,700       20,665,333
East Two Thirty-Five Associates L.P.
  (14th Street)2,964,817
  New York, NY                                               0        950,000      2,542,604         (527,787)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                          1,486,014          5,750      2,246,560           85,343
2051 Grand Concourse Housing Associates
  Bronx, NY                                          3,604,636         31,500      5,221,117           68,444
Robin Housing Associates
  Bronx, NY                                          5,144,224         26,750      8,186,055           78,133
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                          4,122,983         17,000      6,126,088          100,448
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                         14,145,100        159,861     21,096,862        1,264,404
West 107th Street Associates, L.P.
  Bronx, NY                                                  0        305,813      3,850,928          132,299
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                  0        246,495      2,689,395          167,710




                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------
                                                                 Buildings and                  Accumulated
Description                                          Land        Improvements      Total        Depreciation
-----------                                       -----------    -------------   ------------   -------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL                                   $   388,192    $   4,182,731   $  4,570,923   $  (1,532,162)
Seagrape Village Associates, LTD.
  Homestead, FL                                     1,275,292        6,827,270      8,102,562      (2,628,465)
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                     327,292        8,302,515      8,629,807      (2,643,533)
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                       916,669        5,587,320      6,503,989      (2,121,528)
Property Development Associates, L.P.
  Kansas City, MO                                     606,704       12,476,179     13,082,883      (4,830,584)
Whittier Plaza Associates, L.P.
  St. Louis, MO                                        32,261        1,618,373      1,650,634        (729,264)
United-Glen Arden I L.P.
  Glen Arden, MO                                    1,775,293       19,567,430     21,342,723     (10,884,779)
United-Glen Arden II L.P.
  Glen Arden, MO                                    1,195,293       14,009,157     15,204,450      (7,745,134)
Rolling Green L.P.
  Chicago, IL                                         471,975        8,813,913      9,285,888      (3,523,282)
Santa Juanita II L.P.
  Bayamon, PR                                         120,293        3,967,027      4,087,320      (1,818,093)
Spring Creek Associates, L.P.
  Brooklyn, NY                                      2,595,782       37,629,800     40,225,582     (17,083,406)
East Two Thirty-Five Associates L.P.
  (14th Street)2,964,817
  New York, NY                                        462,662        2,502,155      2,964,817      (1,288,077)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                            11,042        2,326,611      2,337,653      (1,187,749)
2051 Grand Concourse Housing Associates
  Bronx, NY                                            36,792        5,284,269      5,321,061      (2,716,796)
Robin Housing Associates
  Bronx, NY                                            32,042        8,258,896      8,290,938      (4,234,398)
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                            22,292        6,221,244      6,243,536      (3,180,095)
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                           166,763       22,354,364     22,521,127      (7,678,250)
West 107th Street Associates, L.P.
  Bronx, NY                                           312,715        3,976,325      4,289,040      (2,017,444)
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                           253,397        2,850,203      3,103,600      (1,450,510)



                                                                                Life on which
                                                                               Depreciation in
                                                     Year of                    Latest Income
                                                   Construction/     Date       Statements is
Description                                         Renovation     Acquired    Computed (a)(b)
-----------                                        -------------   ---------   ---------------
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003
                                   (continued)


                                                                                                Cost Capitalized
                                                                 Initial Cost to Partnership     Subsequent to
                                                                 ----------------------------     Acquisition:
                                                                                Buildings and     Improvements
Description                                       Encumbrances       Land       Improvements      (Disposals)
-----------                                       ------------   ------------   -------------   ----------------
Apartment Complexes
Church Lane Associates
  Germantown, PA                                     1,750,597         20,000      4,009,983           10,206
Campeche Isle Apartments L.P.
  Galveston, TX (c)                                          0        450,000      6,792,005       (7,242,005)
Goodfellow Place L.P.
  St. Louis, MO                                      1,983,695        160,000      4,581,787       (3,495,692)
Penn Alto Associates L.P.
  Altoona, PA                                        4,129,911         60,000      2,731,082        9,112,585
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                        4,219,716      1,322,887      7,609,024         (236,856)
Alexis Park Apartments
  Bossier City, LA                                   4,805,616        640,000      7,297,925          514,802
Williamsburg Residential
  Wichita, KS                                        1,944,507        136,974        831,584        1,878,957
Victory Apartments
  Chicago, IL                                        6,477,560        161,500      4,929,133        5,193,488
                                                  ------------   ------------   ------------      -----------
                                                  $104,624,793   $15,138,699    $152,372,378      $67,716,825
                                                  ============   ============   ============      ===========




                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------
                                                                 Buildings and                  Accumulated
Description                                          Land        Improvements      Total        Depreciation
-----------                                       -----------    -------------   ------------   -------------
Apartment Complexes
Church Lane Associates
  Germantown, PA                                       26,902        4,013,287      4,040,189      (2,083,558)
Campeche Isle Apartments L.P.
  Galveston, TX (c)                                         0                0              0              0
Goodfellow Place L.P.
  St. Louis, MO                                        41,102        1,204,993      1,246,095        (354,912)
Penn Alto Associates L.P.
  Altoona, PA                                          97,907       11,805,760     11,903,667      (5,119,658)
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                       1,329,788        7,365,267      8,695,055      (4,099,803)
Alexis Park Apartments
  Bossier City, LA                                    646,902        7,805,825      8,452,727      (3,948,554)
Williamsburg Residential
  Wichita, KS                                         673,429        2,174,086      2,847,515        (996,322)
Victory Apartments
  Chicago, IL                                         168,402       10,115,719     10,284,121      (3,317,132)
                                                  -----------    -------------   ------------   -------------
                                                  $13,987,183    $221,240,719    $235,227,902   $(99,213,488)
                                                  ===========    =============   ============   =============



                                                                                Life on which
                                                                               Depreciation in
                                                     Year of                    Latest Income
                                                   Construction/     Date       Statements is
Description                                         Renovation     Acquired    Computed (a)(b)
-----------                                        -------------   ---------   ---------------
Apartment Complexes
Church Lane Associates
  Germantown, PA                                        1988       Feb. 1989     15 - 27.5 years
Campeche Isle Apartments L.P.
  Galveston, TX (c)                                     1988       May 1989      27.5 years
Goodfellow Place L.P.
  St. Louis, MO                                         1988       May 1989      10 - 40 years
Penn Alto Associates L.P.
  Altoona, PA                                           1989       June 1989     27.5 - 40 years
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                           1989       July 1989     25 years
Alexis Park Apartments
  Bossier City, LA                                      1986       July 1989     27.5 years
Williamsburg Residential
  Wichita, KS                                           1989       Aug. 1989     40 years
Victory Apartments
  Chicago, IL                                           1988       Sept. 1989    40 years



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


                                          Cost of Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                      2003             2002             2001            2003              2002             2001
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 241,906,148    $ 241,863,420    $ 240,430,850    $  94,895,961    $  87,484,864    $  79,787,758
Additions during period:
Improvements                           947,397          904,425        1,544,873
Depreciation expense                                                                    7,517,957        7,545,850        7,807,498
Deductions during period:
Dispositions                        (7,625,643)        (181,886)        (112,303)      (3,200,430)        (134,753)        (110,392)
Loss on impairment                           0         (679,811)               0                0                0                0
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $ 235,227,902    $ 241,906,148    $ 241,863,420    $  99,213,488    $  94,895,961    $  87,484,864
                                 =============    =============    =============    =============    =============    =============

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