Form 10-Q
period 2003-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2003-08-04
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934



                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3458180
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   No X
                                      ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                    June 30,        March 31,
                                                      2003             2003
                                                 -------------    -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $100,901,128 and $99,213,488,
  respectively                                   $ 134,299,903    $ 136,014,414
Cash and cash equivalents                            1,535,465        1,577,939
Cash held in escrow                                  8,798,425        8,395,528
Deferred costs, net of accumulated
  amortization of $2,096,003 and
  $2,048,941, respectively                           2,494,396        2,516,958
Other assets                                         4,378,199        4,546,756
                                                 -------------    -------------

Total assets                                     $ 151,506,388    $ 153,051,595
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                    June 30,        March 31,
                                                      2003             2003
                                                 -------------    -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                         $ 104,205,662    $ 104,624,793
  Accounts payable and other
   liabilities                                       7,768,178        7,513,253
  Due to local general partners and
   affiliates                                       16,535,779       16,444,523
  Due to general partners and affiliates            14,453,100       13,829,040
  Due to selling partners                            2,459,490        2,457,615
                                                 -------------    -------------
Total liabilities                                  145,422,209      144,869,224
                                                 -------------    -------------

Minority interest                                    2,167,425        2,293,585
                                                 -------------    -------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                           4,908,270        6,860,582
  General partners                                    (991,516)        (971,796)
                                                 -------------    -------------
Total partners' capital                              3,916,754        5,888,786
                                                 -------------    -------------
Total liabilities and partners'
  capital                                        $ 151,506,388    $ 153,051,595
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Revenues
Rentals, net                                       $ 6,610,268      $ 6,682,657
Other                                                  172,915          139,362
Loss on sale of property (Note 4)                            0          (96,581)
                                                   -----------      -----------

Total revenue                                        6,783,183        6,725,438
                                                   -----------      -----------

Expenses
General and administrative                           1,878,791        1,709,213
General and administrative - related
  parties (Note 2)                                     651,576          643,512
Repairs and maintenance                              1,117,117          963,206
Operating                                              931,487          811,555
Taxes                                                  279,997          258,387
Insurance                                              466,811          316,818
Interest                                             1,638,419        1,734,762
Depreciation and amortization                        1,896,546        1,926,301
                                                   -----------      -----------
Total expenses                                       8,860,744        8,363,754
                                                   -----------      -----------

Loss before minority interest                       (2,077,561)      (1,638,316)
Minority interest in loss of subsidiaries              105,529           79,132
                                                   -----------      -----------
Net loss                                           $(1,972,032)     $(1,559,184)
                                                   ===========      ===========

Net loss - limited partners                        $(1,952,312)     $(1,543,592)
                                                   ===========      ===========

Number of units outstanding                          115,917.5        115,917.5
                                                   ===========      ===========

Net loss per limited partner unit                  $    (16.84)     $    (13.32)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                                ===============================================
                                                   Limited           General
                                   Total           Partners          Partners
                                -----------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003                 $ 5,888,786       $ 6,860,582       $  (971,796)
Net loss                         (1,972,032)       (1,952,312)          (19,720)
                                -----------       -----------       -----------
Partners' capital
  (deficit) -
  June 30, 2003                 $ 3,916,754       $ 4,908,270       $  (991,516)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,972,032)     $(1,559,184)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
Loss on sale of property (Note 4)                            0           96,581
Depreciation and amortization                        1,896,546        1,926,301
Minority interest in loss of
  subsidiaries                                        (105,529)         (79,132)
Decrease in other assets                               168,557          219,138
Increase in cash held in escrow                        (73,395)        (480,239)
Increase (decrease) in accounts
  payable and other liabilities                        254,925         (186,527)
Increase in due to general partners
  and affiliates                                       624,060          298,382
Increase in due to local general
  partners and affiliates                              341,113           82,622
Decrease in due to local general
  partners and affiliates                             (249,857)        (485,524)
                                                   -----------      -----------
Total adjustments                                    2,856,420        1,391,602
                                                   -----------      -----------

Net cash provided by (used in)
  operating activities                                 884,388         (167,582)
                                                   -----------      -----------

Cash flows from investing activities:

Proceeds from sale of property                               0          306,536
Acquisitions of property and
  equipment                                           (134,973)         (52,102)
Increase in cash held in escrow                       (329,502)         (43,050)
                                                   -----------      -----------
Net cash (used in) provided by
  investing activities                                (464,475)         211,384
                                                   -----------      -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Cash flows from financing activities:

Increase in deferred costs                             (24,500)        (185,215)
Proceeds from mortgage notes                                 0        5,364,000
Repayments of mortgage notes                          (419,131)      (5,094,488)
Increase in due to selling
  partners                                               1,875            1,874
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                             (20,631)         (20,028)
                                                   -----------      -----------

Net cash (used in) provided by
  financing activities                                (462,387)          66,143
                                                   -----------      -----------

Net (decrease) increase in cash
  and cash equivalents                                 (42,474)         109,945

Cash and cash equivalents at
  beginning of period                                1,577,939        1,253,722
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,535,465      $ 1,363,667
                                                   ===========      ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Summarized below are the
components of the loss on sale
of property:

Decrease in property and
  equipment, net of accumulated
  depreciation                                      $         0     $    47,132
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                             0       4,420,312
Decrease in rent receivable                                   0          20,423
Decrease in mortgage escrow
  deposits                                                    0         110,641
Decrease in prepaid expenses
  and other assets                                            0         430,893
Decrease in mortgage notes payable                            0      (4,061,142)
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                                 0        (555,628)
Decrease in tenant's security
  deposits payable                                            0         (10,515)
Decrease in due to general partners
  of subsidiaries and their affiliates                        0           1,001

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 30, 2003 and 2002 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 26 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $213,000 and $157,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and its cash flows for the three months ended June 30, 2003 and 2002, respectively. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                             Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
Partnership management fees (a)                            $365,000     $374,000
Expense reimbursement (b)                                    39,317       26,128
Property management fees incurred to
  affiliates of the General Partners (c)                    100,157       98,044
Local administrative fee (d)                                 13,000       13,000
                                                           --------     --------
Total general and administrative-General
  Partners                                                  517,474      511,172
                                                           --------     --------
Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (c)                                      134,102      132,340
                                                           --------     --------
Total general and administrative-related
  parties                                                  $651,576     $643,512
                                                           ========     ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $11,633,000 and $11,268,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Another  affiliate of the General  Partners  performs  asset  monitoring for the
Partnership.   These  services  include  site  visits  and  evaluations  of  the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $411,357 and $393,367 for the three months ended June 30, 2003 and 2002, respectively. Of these fees, $234,259 and $230,384, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $100,157 and $98,044 for the three months ended June 30, 2003 and 2002, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Commitments and Contingencies

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis for nearly 12 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2003. As of June 30, 2003, the Partnership has advanced approximately $1,032,000 to Williamsburg.

Property  Development  Associates,  L.P.
----------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Opening discovery was served on the plaintiffs by the defendants; however, the plaintiff's answers to that discovery have not been received as of the date of the Auditor's report. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to contest the case vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through June 30, 2003, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through June 30, 2003, the Partnership has sold the property and the related assets and liabilities of Campeche.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds, none of which are significant, are available to meet obligations of the Partnership. During the three months ended June 30, 2003, no distributions were received by the Partnership from operations of the Local Partnerships.

During the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $42,000. This decrease was primarily due to the acquisition of property and equipment ($135,000), an increase in cash held in escrow relating to investing activities ($330,000), an increase in deferred costs ($25,000), repayments of mortgage notes ($419,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($21,000) which exceeded cash provided by operating activities ($884,000). In the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,897,000).

Partnership management fees owed to the General Partners amounting to approximately $11,633,000 and $11,268,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

Management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership fully invested the proceeds of its offerings in 27 Local Partnerships, and the remaining 26 Local Partnerships fully have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

During the fiscal year ended March 31, 2002, Campeche (the "Sold Asset") sold its property and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 30, 2003 and 2002, excluding the

Sold Asset, loss on sale of property, other income, repairs and maintenance, operating and insurance. The results of operations for the three months ended June 30, 2003 consisted primarily of the results of the Partnership's investment in the Local Partnerships.

Rental income remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Other income increased approximately $34,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to the receipt of insurance proceeds at two Local Partnerships.

Repairs and maintenance increased approximately $154,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to carpet and appliance replacement and increased security at one Local Partnership and sealing the building foundation at a second Local Partnership.

Operating increased approximately $120,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to increased water and sewer costs at one Local Partnership and increased fuel costs at a second Local Partnership.

Insurance increased approximately $150,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to an increase in premiums at the Local Partnerships.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of two of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes  in  Securities  and Use of  Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission  of  Matters  to a Vote of  Security Holders - None

Item 5.   Other information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

          31.1  Certification Pursuant to Rule 13a-14(a) or Rule 15d-(14a).

          32.1  Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date: August 4, 2003

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

Date: August 4, 2003

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

Date: August 4, 2003

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       President


                               and

                               By: Liberty GP II Inc.,
                                   its General Partner

Date: August 4, 2003

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 4, 2003
               --------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     August 4, 2003