Form 10-Q
period 2003-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2003-10-28
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes   No X
                                        ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                 September 30,      March 31,
                                                     2003             2003
                                                 -------------    -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $102,720,206 and $99,213,488,
  respectively                                   $ 132,610,345    $ 136,014,414
Cash and cash equivalents                            1,772,401        1,577,939
Cash held in escrow                                  8,873,300        8,395,528
Deferred costs, net of accumulated
  amortization of $2,136,748 and
  $2,048,941, respectively                           2,440,487        2,516,958
Other assets                                         3,951,392        4,546,756
                                                 -------------    -------------

Total assets                                     $ 149,647,925    $ 153,051,595
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                 September 30,      March 31,
                                                     2003             2003
                                                 -------------    -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                         $ 103,824,458    $ 104,624,793
  Accounts payable and other
   liabilities                                       7,737,593        7,513,253
  Due to local general partners and
   affiliates                                       16,679,934       16,444,523
  Due to general partners and affiliates            14,925,185       13,829,040
  Due to selling partners                            2,461,365        2,457,615
                                                 -------------    -------------
Total liabilities                                  145,628,535      144,869,224
                                                 -------------    -------------

Minority interest                                    2,089,596        2,293,585
                                                 -------------    -------------

Commitments and contingencies (Note 5)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                           2,941,180        6,860,582
  General partners                                  (1,011,386)        (971,796)
                                                 -------------    -------------
Total partners' capital                              1,929,794        5,888,786
                                                 -------------    -------------
Total liabilities and partners'
  capital                                        $ 149,647,925    $ 153,051,595
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ============================    ============================
                              Three Months Ended               Six Months Ended
                                 September 30,                   September 30,
                         ----------------------------    ----------------------------
                             2003            2002            2003            2002
                         ----------------------------    ----------------------------
Revenues
Rentals, net             $  6,792,977    $  6,629,558    $ 13,403,245    $ 13,312,215
Other                         149,073         143,136         321,988         282,498
Gain (loss) on sale
  of property (Note 3)              0          37,115               0         (59,466)
                         ------------    ------------    ------------    ------------

Total revenue               6,942,050       6,809,809      13,725,233      13,535,247
                         ------------    ------------    ------------    ------------

Expenses
General and ad-
  ministrative              1,853,668       1,839,534       3,732,459       3,548,747
General and admini-
  strative - related
  parties (Note 2)            650,959         668,486       1,302,535       1,311,998
Repairs and main-
  tenance                   1,541,761       1,352,584       2,658,878       2,315,790
Operating                     726,569         696,901       1,658,056       1,508,456
Taxes                         252,710         277,978         532,707         536,365
Insurance                     456,957         371,987         923,768         688,805
Interest                    1,592,431       1,764,138       3,230,850       3,498,900
Depreciation and
  amortization              1,911,152       2,293,803       3,807,698       4,220,104
                         ------------    ------------    ------------    ------------
Total expenses              8,986,207       9,265,411      17,846,951      17,629,165
                         ------------    ------------    ------------    ------------

Loss before
  minority interest
  and extra-
  ordinary item            (2,044,157)     (2,455,602)     (4,121,718)     (4,093,918)
Minority interest in
  loss of subsidiaries         57,197          37,094         162,726         116,226
                         ------------    ------------    ------------    ------------

Net loss                 $ (1,986,960)   $ (2,418,508)   $ (3,958,992)   $ (3,977,692)
                         ============    ============    ============    ============

Net loss - limited
  partner                $ (1,967,090)   $ (2,394,323)   $ (3,919,402)   $ (3,937,915)
                         ============    ============    ============    ============

Number of units
  outstanding               115,917.5       115,917.5       115,917.5       115,917.5
                         ============    ============    ============    ============

Net loss
  per limited
  partner unit           $     (16.97)   $     (20.65)   $     (33.81)   $     (33.97)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                       =========================================
                                       Limited        General
                          Total        Partners       Partners
                       -----------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003        $ 5,888,786    $ 6,860,582    $  (971,796)
Net loss                (3,958,992)    (3,919,402)       (39,590)
                       -----------    -----------    -----------
Partners' capital
  (deficit) -
  September 30, 2003   $ 1,929,794    $ 2,941,180    $(1,011,386)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                         ============================
                                               Six Months Ended
                                                 September 30,
                                         ----------------------------
                                             2003            2002
                                         ----------------------------
Cash flows from operating activities:

Net loss                                 $ (3,958,992)   $ (3,977,692)
                                         ------------    ------------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Loss on sale of property (Note 3)                   0          59,466
Depreciation and amortization               3,807,698       4,220,104
Minority interest in loss of
  subsidiaries                               (162,726)       (116,226)
Increase in cash held in escrow               (16,879)       (510,092)
Decrease in other assets                      595,364         218,650
Increase in accounts payable and
  other liabilities                           224,340         189,361
Increase in due to local general
  partners and affiliates                     512,492         172,501
Decrease in due to local general
  partners and affiliates                    (277,081)       (572,576)
Increase in due to general partners
  and affiliates                            1,096,145         834,006
                                         ------------    ------------
Total adjustments                           5,779,353       4,495,194
                                         ------------    ------------

Net cash provided by operating
  activities                                1,820,361         517,502
                                         ------------    ------------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                  (315,822)       (226,459)
Increase in cash held in escrow              (460,893)       (178,055)
                                         ------------    ------------
Net cash used in investing
  activities                                 (776,715)       (404,514)
                                         ------------    ------------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                         ============================
                                               Six Months Ended
                                                 September 30,
                                         ----------------------------
                                             2003            2002
                                         ----------------------------
Cash flows from financing activities:

Increase in deferred costs                    (11,336)       (367,837)
Proceeds from mortgage notes                        0      11,855,500
Repayments of mortgage notes                 (800,335)    (11,713,876)
Increase in due to selling
  partners                                      3,750           3,750
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                    (41,263)       (182,858)
                                         ------------    ------------

Net cash used in financing activities        (849,184)       (405,321)
                                         ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                            194,462        (292,333)

Cash and cash equivalents at
  beginning of period                       1,577,939       1,253,722
                                         ------------    ------------

Cash and cash equivalents at
  end of period                          $  1,772,401    $    961,389
                                         ============    ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                         ============================
                                               Six Months Ended
                                                 September 30,
                                         ----------------------------
                                             2003            2002
                                         ----------------------------
Summarized below are the
  components of the loss on sale
  of property:

Decrease in property and
  equipment, net of accumulated
  depreciation                           $          0    $     47,132
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                   0       4,420,312
Decrease in rent receivable                         0          20,423
Decrease in mortgage escrow
  deposits                                          0         110,641
Decrease in prepaid expenses
  and other assets                                  0         124,357
Decrease in mortgage notes payable                  0      (4,061,142)
Decrease in accounts payable,
  accrued expenses and other
  liabilities                                       0        (592,743)
Decrease in tenant's security
  deposits payable                                  0         (10,515)
Increase in due to general partners
  of subsidiaries and their affiliates              0           1,001

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2003 and 2002 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 26 and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of September 30, 2003, the Partnership has disposed of three of its twenty-seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $178,000 and $162,000 and $391,000 and $319,000 for the three and six months ended September 30, 2003 and 2002, respectively. The

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Partnership's   investment  in  each  subsidiary  is  equal  to  the  respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of September 30, 2003, the results of operations of the Partnership for the three and six months ended September 30, 2003 and 2002 and the cash flows of the Partnership for the six months ended September 30, 2003 and 2002, respectively. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the year.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                                  Three Months Ended        Six Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2003         2002         2003         2002
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  365,000   $  374,000   $  730,000   $  748,000
Expense reimburse-
  ment (b)                         38,811       50,908       78,128       77,036
Property management
  fees incurred to
  affiliates of the
  General Partners (c)            100,158       98,155      200,315      196,199
Local administrative
  fee (d)                          13,000       13,000       26,000       26,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        516,969      536,063    1,034,443    1,047,235
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                    133,990      132,423      268,092      264,763
                               ----------   ----------   ----------   ----------
Total general and admi-
  nistrative-related parties   $  650,959   $  668,486   $1,302,535   $1,311,998
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $11,998,000 and $11,268,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment,

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $449,476 and $414,602 and $860,833 and $807,969 for the three and six months ended September 30, 2003 and 2002, respectively. Of these fees, $234,148 and $230,578 and $468,407 and $460,962, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $100,158 and $98,155 and $200,315 and $196,199 for the three and six months ended September 30, 2003 and 2002, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Property

On August 15, 2003, the property and related assets of Polynesian Apartments Associates, Limited Partnership ("Polynesian") were sold to an unaffiliated third party for $2,700,000, resulting in a loss of approximately $484,000 which will be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ending December 31, 2003.

On August 15, 2003, the property and related assets of Seagrape Village Associates, Limited Partnership ("Seagrape") were sold to an unaffiliated third party for $5,140,000, resulting in a gain of approximately $290,000 which will

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ending December 31, 2003.

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

Note 4 - Commitments and Contingencies

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

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and HUD. In the event of a substantial violation to the provisions of certain agreements between Gramco and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2003. As of September 30, 2003, the Partnership has advanced approximately $1,084,000 to Williamsburg.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through September 30, 2003, the Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through September 30, 2003, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds, none of which are significant, are available to meet obligations of the Partnership. During the six months ended September 30, 2003, no distributions were received by the Partnership from operations of the Local Partnerships.

During the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $194,000. This increase was primarily due to cash provided by operating activities ($1,820,000), which exceeded an increase in deferred costs ($11,000), acquisitions of property and equipment ($316,000), an increase in cash held in escrow relating to investing activities ($461,000), repayments of mortgage notes ($800,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($41,000). In the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,808,000).

Partnership management fees owed to the General Partners amounting to approximately $11,998,000 and $11,268,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of the sale of property, see Note 3 to the financial statements.

Management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership originally invested all of the proceeds of its offering in 27 Local Partnerships, and the remaining 24 Local Partnerships fully have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

During the fiscal year ended March 31, 2002, Campeche (the "Sold Asset") sold its property and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 30, 2003 and 2002, excluding the Sold Asset, loss on sale of property, other income, repairs and maintenance, insurance and depreciation and amortization. The results of operations for the three and six months ended September 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the Local Partnerships.

Rental income increased approximately 2% and 1% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Asset, rental income increased approximately 3% and 1% primarily due to rental rate increases.

Other income increased approximately $39,000 for the six months ended September 30, 2003 as compared to the corresponding period in 2002. Excluding the Sold Asset, other income increased $41,000 primarily due to the receipt of insurance proceeds at two Local Partnerships.

Total expenses, excluding the Sold Assets, repairs and maintenance, operating, insurance and depreciation and amortization remained fairly consistent with decreases of approximately 4% and 1% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

Repairs and maintenance increased approximately $189,000 and $343,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Asset, repairs and maintenance increased approximately $202,000 and $355,000 primarily due to carpet and appliance replacement and increased security at one Local Partnership, sealing the building foundation at a second Local Partnership and new roofing at a third Local Partnership.

Operating expenses increased approximately $150,000 for the six months ended September 30, 2003 as compared to the corresponding period in 2002. Excluding the Sold Asset, operating increased approximately $164,000 primarily due to increased fuel costs at one Local Partnership and increased water and sewer costs at two other Local Partnerships.

Insurance increased approximately $85,000 and $235,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Asset, insurance increased approximately $88,000 and $238,000 primarily due to an increase in premiums at the Local Partnerships.

Depreciation and amortization decreased approximately $383,000 and $412,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002 primarily due to the write off of deferred financing fees relating to a refinancing at one Local Partnership in 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of two of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                         By: RELATED CREDIT PROPERTIES II L.P.,
                             a General Partner

                             By: Related Credit Properties II Inc.,
                                 its General Partner

Date: October 28, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President (Chief Executive Officer and
                                     Chief Financial Officer)



                         By: LIBERTY GP II INC.,
                             a General Partner

Date: October 28, 2003

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

Date: October 28, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President


                             and

                             By: Liberty GP II Inc.,
                                 its General Partner

Date: October 28, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 28, 2003
                ----------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 28, 2003