Form 10-Q
period 2003-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2004-02-04
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                         Commission File Number 0-24660


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3458180
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
---------------------------------------                           --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                  December 31,       March 31,
                                                      2003             2003
                                                 -------------    -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $100,183,165 and $99,213,488,
  respectively                                   $ 122,764,832    $ 136,014,414
Cash and cash equivalents                            1,507,075        1,577,939
Cash held in escrow                                  8,278,305        8,395,528
Deferred costs, net of accumulated
  amortization of $2,053,333 and
  $2,048,941, respectively                           2,420,348        2,516,958
Other assets                                         4,248,565        4,546,756
                                                 -------------    -------------

Total assets                                     $ 139,219,125    $ 153,051,595
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                  December 31,       March 31,
                                                      2003             2003
                                                 -------------    -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                         $  96,985,468    $ 104,624,793
  Accounts payable and other
   liabilities                                       7,808,189        7,513,253
  Due to local general partners and
   affiliates                                       14,882,672       16,444,523
  Due to general partners and affiliates            15,353,558       13,829,040
  Due to selling partners                            2,463,240        2,457,615
                                                 -------------    -------------
Total liabilities                                  137,493,127      144,869,224
                                                 -------------    -------------

Minority interest                                    1,820,614        2,293,585
                                                 -------------    -------------

Commitments and contingencies (Note 4)

Partners' capital (deficit)
  Limited partners (115,917.5 BACs
   issued and outstanding)                             937,014        6,860,582
  General partners                                  (1,031,630)        (971,796)
                                                 -------------    -------------
Total partners' capital (deficit)                      (94,616)       5,888,786
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 139,219,125    $ 153,051,595
                                                 =============    =============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           ============================    ============================
                               Three Months Ended               Nine Months Ended
                                   December 31,                    December 31,
                           ----------------------------    ----------------------------
                               2003            2002            2003            2002
                           ----------------------------    ----------------------------
Revenues
Rentals, net               $  6,651,274    $  6,663,988    $ 20,054,519    $ 19,976,203
Other                           120,111         166,463         442,099         448,961
(Loss) gain on sale
  of properties (Note 3)       (546,734)         14,583        (546,734)        (44,883)
                           ------------    ------------    ------------    ------------

Total revenue                 6,224,651       6,845,034      19,949,884      20,380,281
                           ------------    ------------    ------------    ------------

Expenses
General and ad-
  ministrative                1,721,096       1,815,659       5,453,555       5,364,406
General and admini-
  strative - related
  parties (Note 2)              677,398         660,116       1,979,933       1,972,114
Repairs and main-
  tenance                     1,791,712       1,194,607       4,450,590       3,510,397
Operating                       628,368         603,689       2,286,424       2,112,145
Taxes                           219,154         229,340         751,861         765,705
Insurance                       425,675         275,719       1,349,443         964,524
Interest                      1,784,724       1,763,608       5,015,574       5,262,508
Depreciation and
  amortization                1,915,124       2,645,448       5,722,822       6,865,552
                           ------------    ------------    ------------    ------------
Total expenses                9,163,251       9,188,186      27,010,202      26,817,351
                           ------------    ------------    ------------    ------------

Loss before
  minority interest          (2,938,600)     (2,343,152)     (7,060,318)     (6,437,070)
Minority interest in
  loss of subsidiaries          914,190           3,625       1,076,916         119,851
                           ------------    ------------    ------------    ------------


Net loss                   $ (2,024,210)   $ (2,339,527)   $ (5,983,402)   $ (6,317,219)
                           ============    ============    ============    ============

Net loss - limited
  partner                  $ (2,004,166)   $ (2,316,132)   $ (5,923,568)   $ (6,254,047)
                           ============    ============    ============    ============

Number of units
  outstanding                 115,917.5       115,917.5       115,917.5       115,917.5
                           ============    ============    ============    ============

Net loss
  per limited
  partner unit             $     (17.29)   $     (19.98)   $     (51.10)   $     (53.95)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                      =========================================
                                      Limited        General
                         Total        Partners       Partners
                      -----------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003       $ 5,888,786    $ 6,860,582    $  (971,796)
Net loss               (5,983,402)    (5,923,568)       (59,834)
                      -----------    -----------    -----------
Partners' capital
  (deficit) -
  December 31, 2003   $   (94,616)   $   937,014    $(1,031,630)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                       2003             2002*
                                                   -----------------------------
Cash flows from operating activities:

Net loss                                           $ (5,983,402)   $ (6,317,219)
                                                   ------------    ------------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Loss on sale of properties (Note 3)                     546,734          44,883
Depreciation and amortization                         5,722,822       6,865,552
Minority interest in loss of
  subsidiaries                                       (1,076,916)       (119,851)
Decrease (increase) in cash held
  in escrow                                             259,870        (441,578)
Decrease in other assets                                183,523          69,200
Increase in accounts
  payable and other liabilities                       1,104,717         184,490
Increase in due to local general
  partners and affiliates                               604,446         277,320
Decrease in due to local general
  partners and affiliates                            (2,188,047)       (577,769)
Increase in due to general partners
  and affiliates                                      1,527,018       1,461,226
                                                   ------------    ------------
Total adjustments                                     6,864,167       7,763,473
                                                   ------------    ------------

Net cash provided by operating
  activities                                            700,765       1,446,254
                                                   ------------    ------------

Cash flows from investing activities:

Proceeds from sale of properties                        834,392               0
Acquisitions of property and
  equipment                                            (555,590)       (386,231)
Increase in cash held
  in escrow                                            (388,543)       (791,835)
                                                   ------------    ------------
Net cash used in investing activities                  (109,741)     (1,178,066)
                                                   ------------    ------------

                     LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                       2003             2002*
                                                   -----------------------------
Cash flows from financing activities:

Increase in deferred costs                              (71,686)       (545,391)
Proceeds from mortgage notes                                  0      30,922,410
Repayments of mortgage notes                         (1,199,772)    (30,231,272)
Increase in due to selling
  partners                                                5,625           5,625
Increase (decrease) in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                              603,945        (203,490)
                                                   ------------    ------------

Net cash used in financing activities                  (661,888)        (52,118)
                                                   ------------    ------------

Net (decrease) increase in cash and
  cash equivalents                                      (70,864)        216,070

Cash and cash equivalents at
  beginning of period                                 1,577,939       1,253,722
                                                   ------------    ------------

Cash and cash equivalents at
  end of period                                    $  1,507,075    $  1,469,792
                                                   ============    ============

                     LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                       2003             2002*
                                                   -----------------------------
Summarized below are the
  components of the loss on sale
  of properties (Note 3):

Decrease in property and
  equipment - net of accumulated
  depreciation                                     $  8,250,646    $          0
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                             0       4,420,312
Decrease in cash held in escrow                         245,896         110,641
Decrease in other assets                                114,668         130,197
Decrease in mortgage notes payable                   (6,439,553)     (4,061,142)
Decrease in accounts payable and
  other liabilities                                    (809,781)       (556,126)
Increase in due to local general
  partners and affiliates                                21,750               0
(Decrease) increase in due to general
  partners and affiliates                                (2,500)          1,001

Supplemental disclosures of noncash
  activities:

Decrease in property and equipment
  net of accumulated depreciation                  $     54,520    $          0
Decrease in mortgage note payable                    (6,439,553)              0
Decrease in accounts payable and
  other liabilities                                    (113,431)              0
Payment of project selling expenses (136,254)                 0
Decrease in due to local general
  partners and affiliates                              (316,370)              0


       *  Reclassified for comparative purposes.
          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2003 and 2002 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 26 and 27 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of December 31, 2003, the Partnership has disposed of three of its twenty-seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $0 and $210,000 and $0 and $529,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 31, 2003, the results of operations of the Partnership for the three and nine months ended December 31, 2003 and 2002 and the cash flows of the Partnership for the nine months ended December 31, 2003 and 2002, respectively. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:

                                   Three Months Ended         Nine Months Ended
                                      December 31,              December 31,
                                -----------------------   ----------------------
                                   2003         2002         2003         2002
                                -----------------------   ----------------------
Partnership manage-
  ment fees (a)                 $  365,000   $  374,000   $1,095,000   $1,122,000
Expense reimburse-
  ment (b)                          67,355       38,574      145,483      115,610
Property management
  fees incurred to
  affiliates of the
  General Partners (c)             100,157       98,100      300,472      294,299
Local administrative
  fee (d)                           13,000       13,000       39,000       39,000
                                ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                         545,512      523,674    1,579,955    1,570,909
                                ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                     131,886      136,442      399,978      401,205
                                ----------   ----------   ----------   ----------
Total general and admi-
  nistrative-related parties    $  677,398   $  660,116   $1,979,933   $1,972,114
                                ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


fees owed to the General Partners amounting to approximately $12,363,000 and $11,268,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $394,949 and $420,240 and $1,255,782 and $1,228,209 for the three and nine months ended December 31, 2003 and 2002, respectively. Of these fees, $232,043 and $234,542 and $700,450 and $695,504, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $100,157 and $98,100 and $300,472 and $294,299 for the three and nine months ended December 31, 2003 and 2002, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 3 - Sale of Properties

On August 15, 2003, the property and the related assets and liabilities of Polynesian Apartments Associates, Limited Partnership ("Polynesian") were sold to an unaffiliated third party for $2,700,000, resulting in a loss of approximately $287,000.

On August 15, 2003, the property and the related assets and liabilities of Seagrape Village Associates, Limited Partnership ("Seagrape") were sold to an unaffiliated third party for $5,140,000, resulting in a loss of approximately $260,000.

On January 18, 2002, the property and the related assets and liabilities of Campeche Isle Apartments, Limited Partnership ("Campeche") were sold to an unaffiliated third party for $4,625,000, resulting in a loss of approximately $45,000.


Note 4 - Commitments and Contingencies

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park Apartments ("Alexis") for nearly 12 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and it is expected to continue to do so during 2004. As of December 31, 2003, the Partnership has advanced approximately $1,136,000 to Williamsburg.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through December 31, 2003, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds, none of which are significant, are available to meet obligations of the Partnership. During the nine months ended December 31, 2003, distributions received by the Partnership from operations of the Local Partnerships were approximately $42,000.

During the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $71,000. This decrease was due to acquisitions of property and equipment ($556,000), an increase in cash held in escrow relating to investing activities ($389,000), an increase in deferred costs ($72,000) and repayments of mortgage notes ($1,200,000) which exceeded cash provided by operating activities ($701,000), proceeds from sale of properties ($834,000), an increase in due to selling partners ($6,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($604,000). In the adjustments to reconcile the net loss to cash provided by operating are loss on sale of properties ($547,000) and depreciation and amortization ($5,723,000).

Partnership management fees owed to the General Partners amounting to approximately $12,363,000 and $11,268,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

For a discussion of the sale of properties, see Note 3 to the financial statements.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

During the nine months ended December 31, 2003 and the fiscal year ended March 31, 2003, Campeche, Polynesian and Seagrape (the "Sold Assets") sold their properties and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 31, 2003 and 2002, excluding the Sold Assets, loss on sale of properties, other income, repairs and maintenance, insurance and depreciation and amortization. The results of operations for the three and nine months ended December 31, 2003 and 2002 consisted primarily of the results of the Partnership's investment in the Local Partnership.

Rental income decreased less than 1% and increased less than 1% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, rental income increased approximately 3% and 2% primarily due to rental rate increases.

Other income decreased approximately $46,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002. Excluding the Sold Assets, other income decreased approximately $37,000 primarily due to a decrease in late fee income at one Local Partnership and a decrease in tenant charges at a second Local Partnership.

Total expenses, excluding the Sold Assets, repairs and maintenance, insurance and depreciation and amortization remained fairly consistent with an increase of approximately 3% and 2% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

Repairs and maintenance increased approximately $597,000 and $940,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $480,000 and $806,000 primarily due to sealing the building foundation at one Local Partnership, increased security costs, painting and wall repairs at a second Local Partnership and increased security costs and insurance proceeds from fire damage at a third Local Partnership.

Insurance increased approximately $150,000 and $385,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

Excluding the Sold Assets, insurance increased approximately $137,000 and $355,000 primarily due an increase in premiums at the Local Partnerships.

Depreciation and amortization decreased approximately $730,000 and $1,143,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002. Excluding the Sold Assets, depreciation and amortization decreased approximately $733,000 and $1,140,000 primarily due to the write-off of deferred financing fees relating to refinancings at three Local Partnerships in 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of two of the General Partners of the Partnership, has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

Date: February 4, 2004

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

Date: February 4, 2004

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

Date: February 4, 2004

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President


                          and

                              By:Liberty GP II Inc.,
                              its General Partner

Date: February 4, 2004

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 4, 2004
               ----------------

                                By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Chief Executive Officer and
                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 4, 2004