Form 10-K
period 2004-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2004-06-15
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES


For the fiscal year ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       13-3458180
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
----------------------------------------                       -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $2,941,180, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1. Business.

General
-------

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit" and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2004, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. Through the fiscal year ended March 31, 2004, the property and the related assets and liabilities of three Local Partnerships were sold. See Item 2, Properties.

Liberty Associates is the special limited partner in all remaining 24 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

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

As of March 31, 2004, the Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of a portion of the Tax Credits.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $14,364, $20,509 and $1,725,324 in Tax Credits during the 2003, 2002 and 2001 Fiscal Years, respectively.

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

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partner of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2004, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

As of March 31, 2004, the Partnership has not made any cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve this investment objective.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 38% of the properties are located in any single state.

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

Sale of Properties
------------------

On March 2, 2004, a letter of intent was received that constitutes a proposal from the purchaser to purchase the property and the related assets and liabilities of Goodfellow Place Limited Partnership for a purchase price of $100,000 plus the existing debt. No assurance can be given that the closing will actually occur.

On August 15, 2003, the property and the related assets and liabilities of Polynesian Apartments Associates, Ltd. ("Polynesian") were sold to an unaffiliated third party for $2,700,000, resulting in a loss of approximately $287,000.

On August 15, 2003, the property and the related assets and liabilities of Seagrape Village Associates, Ltd. ("Seagrape") were sold to an unaffiliated third party for $5,140,000, resulting in a loss of approximately $260,000.

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

Employees
---------

The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership had acquired an interest as a limited partner in 27 Local Partnerships. During the fiscal year ended March 31, 2004, the property and the related assets and liabilities of two Local Partnerships were sold. Through the fiscal year ended March 31, 2004, the property and the related assets and liabilities of three Local Partnerships were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:

Local General Partner                                 1%
Special Limited Partner                               1%
Limited Partner - Liberty Tax Credit Plus II L.P.    98%

                         Local
                        General          Special           Liberty Tax             Other
                       Partner(s)    Limited Partner    Credit Plus II L.P.   Limited Partners*
                       ----------    ---------------    -------------------   ----------------
Concourse Artists          1%               1%                 19%                 79%
Grand Concourse            1%               1%                 19%                 79%
Robin Housing              1%               1%                 19%                 79%
Willoughby-Wyckoff         1%               1%                 19%                 79%
Penn Alto                  1%               1%                 78.20%              19.80%
United Glen Arden I        1%               1%                 73.52%              24.48%
Property Development
   Associates              1%               1%                 66.33%              31.67%

*Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------

Name and Location                                          % of Units Occupied at May 1,
                                                           ----------------------------
(Number of Units)                         Date Acquired    2004  2003  2002  2001  2000
-----------------                         -------------    ----  ----  ----  ----  ----
Polynesian Apartments Associates,
  Ltd. (a Limited Partnership)
  Homestead, FL (84)                      July 1988        (b)    98    99    99    96
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                     July 1988        (b)    98    99    98    98
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                   December 1988     96    91    98    99    98
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                      October 1988      98    94    93    93    93
Property Development Associates, L.P.
  Kansas City, MO (232)                   December 1988     82    81    78    84    94
Whittier Plaza Associates
  Limited Partnership
  St. Louis, MO (27)                      December 1988    100   100    96   100    89
United-Glen Arden I
  Limited Partnership
  Glen Arden, MD (354)                    December 1988     95    97    98    98    97
United-Glen Arden II
  Limited Partnership
  Glen Arden, MD (238)                    December 1988     99    98    99    99    98
Rolling Green Limited Partnership
  Chicago, IL (224)                       December 1988     99    95    90    96    90
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                        December 1988     96   100   100    93   100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                      December 1988    100    98    98    98    98
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                       December 1988     94   100   100   100   100
Upper Fifth Avenue Residential
  Associates, L.P.
  New York, NY (151)                      January 1989      98    97   100    99   100
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                       January 1989     100   100   100   100   100
General Atlantic Second Avenue
  Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                       January 1989      94   100   100   100   100
Church Lane Associates
  Germantown, PA (40)                     February 1989     98   100   100    98    95
Campeche Isle Apartments
  Limited Partnership
  Galveston, TX (208)                     May 1989         (a)   (a)   (a)    96    85
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                         November 1988     99    96    98    93    98
Concourse Artists Housing
  Associates (a Limited Partnership)
  Bronx, NY (23)                          November 1988     96    96   100    96    96
2051 Grand Concourse Housing
  Associates (a Limited Partnership)
  Bronx, NY (63)                          November 1988     95    98    91   100    95

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------

Name and Location                                          % of Units Occupied at May 1,
                                                           ----------------------------
(Number of Units)                         Date Acquired    2004  2003  2002  2001  2000
-----------------                         -------------    ----  ----  ----  ----  ----
Willoughby-Wyckoff Housing
  Associates (a Limited Partnership)
  Bronx, NY (68)                          November 1988     94    99   100    87    87
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                      May 1989          94    97    93    92    92
Penn Alto Associates
  Limited Partnership
  Altoona, PA (150)                       June 1989         83    84    83    82    82
Gramco Development
  Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                       July 1989         92    98    98    98    96
Alexis Park Apartments
  A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)                  July 1989         91    96    86    86    90
Williamsburg Residential, L.P.
  Wichita, KS (76)                        August 1989       76    81    93   100    70
Victory Apartments
  Chicago, IL (107)                       September 1989    95    94    94    95    93

(a) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7 below).

(b) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Item 7 below).


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

As of May 4, 2004, the Partnership had 8,515 registered holders of an aggregate of 115,917.5 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate  capital  contribution  of  $2,000,  are  held  by the  three  General
Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.

The Partnership has not made any distributions to BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                               Year Ended March 31,
                                ---------------------------------------------------------------------------------
OPERATIONS                          2004             2003             2002              2001            2000
----------                      -------------    -------------    -------------    -------------    -------------
Revenues                        $  26,443,167    $  27,239,534    $  29,319,132    $  28,153,009    $  27,104,148


Operating expenses                (35,102,365)     (35,399,924)     (37,441,863)     (36,010,097)     (35,347,234)
                                -------------    -------------    -------------    -------------    -------------

Loss before minority interest
  and extraordinary items          (8,659,198)      (8,160,390)      (8,122,731)      (7,857,088)      (8,243,086)

Minority interest in loss of
  subsidiaries                      1,189,196          199,013          137,083          238,349          254,205

Extraordinary item - forgive-
  ness of indebtedness                      0                0        1,802,622          695,154                0
                                -------------    -------------    -------------    -------------    -------------

Net loss                        $  (7,470,002)   $  (7,961,377)   $  (6,183,026)   $  (6,923,585)   $  (7,988,881)
                                =============    =============    =============    =============    =============

Per unit amounts:

Loss before extraordinary
  item per BAC                         (63.80)          (67.99)          (68.20)          (65.07)          (68.23)

Extraordinary item per BAC                  0                0            15.40             5.94                0
                                -------------    -------------    -------------    -------------    -------------

Net loss per BAC                $      (63.80)   $      (67.99)   $      (52.80)   $      (59.13)   $      (68.23)
                                =============    =============    =============    =============    =============


                                                               Year Ended March 31,
                                ---------------------------------------------------------------------------------
FINANCIAL POSITION                   2004             2003             2002              2001            2000
------------------              -------------    -------------    -------------    -------------    -------------

Total assets                    $ 138,055,440    $ 153,051,595    $ 163,751,533    $ 172,524,072    $ 180,071,778
                                =============    =============    =============    =============    =============

Total liabilities               $ 137,513,369    $ 144,869,224    $ 147,385,098    $ 149,472,020    $ 149,572,808
                                =============    =============    =============    =============    =============

Minority interest               $   2,123,287    $   2,293,585    $   2,516,272    $   3,018,863    $   3,542,196
                                =============    =============    =============    =============    =============
Total partners' (deficit)
  capital                       $  (1,581,216)   $   5,888,786    $  13,850,163    $  20,033,189    $  26,956,774
                                =============    =============    =============    =============    =============

During the years ended March 31, 2000 through 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2003 and 2004, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

                  Selected Quarterly Financial Data (Unaudited)
                  ---------------------------------------------

                                                 Quarter Ended
                           --------------------------------------------------------
                            June 30,      September 30,  December 31,     March 31,
 OPERATIONS                   2003            2003           2003           2004
------------------         -----------    -----------    -----------    -----------
Revenues                   $ 6,783,183    $ 6,942,050    $ 6,224,651    $ 6,493,283

Operating expenses          (8,860,744)    (8,986,207)    (9,163,251)    (8,092,163)
                           -----------    -----------    -----------    -----------

Loss before minority
  interest                  (2,077,561)    (2,044,157)    (2,938,600)    (1,598,880)

Minority interest in
  loss of subsidiaries         105,529         57,197        914,190        112,280
                           -----------    -----------    -----------    -----------

Net loss                   $(1,972,032)   $(1,986,960)   $(2,024,410)   $(1,486,600)
                           ===========    ===========    ===========    ===========

Per unit amounts:

Net loss per BAC           $    (16.84)   $    (16.97)   $    (17.29)   $    (12.70)
                           ===========    ===========    ===========    ===========


                                                 Quarter Ended
                           --------------------------------------------------------
                            June 30,      September 30,  December 31,     March 31,
 OPERATIONS                   2002            2002           2002           2003
------------------         -----------    -----------    -----------    -----------
Revenues                   $ 6,725,438    $ 6,809,809    $ 6,845,034    $ 6,859,253

Operating expenses          (8,363,754)    (9,265,411)    (9,188,186)    (8,582,573)
                           -----------    -----------    -----------    -----------

Loss before minority
  interest                  (1,638,316)    (2,455,602)    (2,343,152)    (1,723,320)

Minority interest in
  loss of subsidiaries          79,132         37,094          3,625         79,162
                           -----------    -----------    -----------    -----------


Net loss                   $(1,559,184)   $(2,418,508)   $(2,339,527)   $(1,644,158)
                           ===========    ===========    ===========    ===========

Per unit amounts:

Net loss per BAC           $    (13.32)   $    (20.66)      $(19,98)    $    (14.04)
                           ===========    ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's capital has been invested in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2004, the property and the related assets and liabilities of two Local Partnerships were sold. Through the fiscal year ended March 31, 2004, the properties and the related assets and liabilities of three Local Partnerships were sold. For a discussion of these sales, see Sale of Properties (Note 10 in Item 8).

During the year ended March 31, 2004, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. Such funds are available to meet the obligations of the Partnership but are not expected to be significant.

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

During  the years  ended  March 31,  2004,  2003 and  2002,  respectively,  cash distributions received from operations of the Local Partnerships were approximately $42,000, $156,000 and $235,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $261,000. This increase was due to cash provided by operating activities ($2,303,000), proceeds from sale of properties ($7,840,000), an increase in due to selling partners ($117,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($1,019,000) which exceeded an increase in deferred costs ($150,000), cost paid relating to sale of properties ($136,000), acquisitions of property and equipment ($933,000), an increase in cash held in escrow relating to investing activities ($32,000), repayments of mortgage notes ($8,120,000) and a net decrease in due to local general partners and affiliates ($1,647,000). In the adjustments to reconcile the net loss to cash provided by operating activities are loss on sale of properties ($547,000) and depreciation and amortization ($7,768,000).

Partnership management fees owed to the General Partners amounting to approximately $12,713,000 and $11,268,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partners' continued accrual without payment of these fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total        1 Year         Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $96,557,630   $11,681,309   $ 6,487,839   $ 3,870,536   $74,517,946
Notes payable to local
   general partners (b)          202,062       202,062             0             0             0
                             -----------   -----------   -----------   -----------   -----------

Total                        $96,759,692   $11,883,371   $ 6,487,839   $ 3,870,536   $74,517,946
                             ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $505,000 including principal and interest at rates varying from 1% to 10.75% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

(b)  See Note 8(f) in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2004, the Partnership did not record a loss on impairment of assets. Through March 31, 2004, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were no assets classified as property and equipment-held for sale at March 31, 2004 and 2003, respectively.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively).

The majority of the Local  Partnerships'  revenues continue to be in the form of
rental  income  with  the  corresponding   expenses  divided  among  operations,
depreciation and mortgage interest.

The net loss for the 2003, 2002 and 2001 Fiscal Years totaled $7,470,002, $7,961,377 and $6,183,026, respectively.

The Partnership no longer continues to meet its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $14,364, $20,509 and $1,725,324 in Tax Credits during the 2003, 2002 and 2001 Fiscal Years, respectively.

2003 vs. 2002
-------------

Rental income increased approximately 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding Polynesian Apartments Associates, Ltd. ("Polynesian"), Seagrape Village Associates, Ltd. ("Seagrape") and Campeche Isle Apartments, Limited Partnership ("Campeche") which sold their properties and the related assets and liabilities ("2003 Sold Assets"), rental income decreased approximately 1%.

Total expenses, excluding the 2003 Sold Assets, repairs and maintenance, operating, insurance, and depreciation and amortization, remained fairly consistent with a decrease of approximately 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Repairs and maintenance increased approximately $763,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, repairs and maintenance increased approximately $732,000 primarily due to sealing the building foundation at one Local Partnership, increased security costs, painting and wall repairs at a second Local Partnership and increased security costs and fire damage related repairs at a third Local Partnership.

Operating and other increased approximately $286,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, operating and other increased approximately $316,000 primarily due to an increase in natural gas, water and sewer costs at several Local Partnerships.

Insurance increased approximately $208,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, insurance increased approximately $243,000 primarily due to an increase in premiums at the Local Partnerships.

Depreciation and amortization decreased approximately $1,027,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, depreciation and amortization decreased approximately $933,000 primarily due to the write-off of deferred financing fees relating to refinancings at three Local Partnerships in 2002.

Financial decreased approximately $803,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to decreases related to the 2003 Sold Assets.

A loss on sale of properties was recorded  during the 2003 Fiscal Year (see Note
10).

2002 vs. 2001
-------------

Rental income decreased approximately 2% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding Campeche (the "2002 Sold Asset"), rental income increased approximately 2% due to rental rate increases.

Other income decreased approximately $1,375,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Asset, other income decreased approximately $764,000 primarily due to a write-off of accrued letter-of-credit fees at one Local Partnership and a decrease in grants received by another Local Partnership.

Total expenses, excluding the 2002 Sold Asset, operating, insurance, financial and depreciation and amortization remained fairly consistent with a decrease of approximately 1% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Operating decreased approximately $648,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Asset, operating expenses decreased approximately $537,000 primarily due to two Local Partnerships changing their service providers to reduce utility costs.

Insurance increased approximately $292,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Asset, insurance expense increased approximately $380,000 primarily due to increased premiums at the Local Partnerships.

Financial decreased approximately $1,054,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Asset, financial expense decreased approximately $743,000 primarily due to a decrease in interest rates and refinancings at several Local Partnerships.

Depreciation and amortization increased approximately $733,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Asset, depreciation and amortization increased approximately $854,000 primarily due to the write-off of deferred financing costs at several Local Partnerships in 2002.

A loss on sale of property  was  recorded  during the 2002 Fiscal Year (see Note
10).

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $8,000 and $12,000 in the 2003 and 2002 Fiscal Years, respectively, and approximately $469,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $99,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $27,000, $29,000 and $37,000 for the 2003, 2002 and 2001 Fiscal
Years.

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

A hazardous waste issue has affected Alexis for nearly 13 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern during 2004.

For the year ended December 31, 2003, the Local Partnership sustained a net loss of approximately $149,000. At December 31, 2003, the Local Partnership's current liabilities exceed its current assets by approximately $4,949,000. Management expects operating income to improve for 2004 as a result of both increased occupancy and slightly reduced expenses. Current liabilities in the amount of $4,699,000 is attributable to the Partnership's first mortgage note that is expected to be refinanced on a long-term basis during 2004. In addition, included in current liabilities are obligations to the management company totaling approximately $252,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2004 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $149,000, $172,000 and $340,000, for the 2003, 2002
and 2001 Fiscal Years, respectively.

Westminster Place II - Olive Site, L.P.
---------------------------------------
The financial statements for Westminster Place II - Olive Site, L.P. ("Westminster") have been prepared assuming that Westminster will continue as a going concern. Westminster's rental subsidy will be depleted during 2004. This subsidy represents approximately 16% of Westminster's rental revenue. Westminster has submitted a rent increase to the Missouri Housing Development Commission and is awaiting response. Without this increase or the rental subsidy, it will be increasingly difficult to meet the financial obligations of Westminster.

These items raise substantial doubt about Westminster's ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Westminster. The Partnership's investment in Westminster at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Westminster's net loss after minority interest amounted to approximately $115,000, $95,000 and $112,000 for the 2003, 2002 and 2001 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. As of the date of the Auditor's report, discovery is ongoing. The trial has been postponed to a date not yet determined by the court. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to contest the case vigorously.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2003 and is expected to continue to do so during 2004.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $724,000 and $726,000 at March 31, 2004 and 2003, respectively. Williamsburg's net loss after minority interest amounted to approximately $229,000, $142,000 and $128,000 for the 2003, 2002, and 2001 fiscal years, respectively. As of March 31, 2004, the Partnership has advanced Williamsburg approximately $1,155,000.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
(a) 1.   Consolidated Financial Statements                            ----------

         Report of Independent Registered Public Accounting Firm          19

         Consolidated Balance Sheets at March 31, 2004 and 2003           79

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    80

         Consolidated  Statements of Changes in Partners'(Deficit)
         Capital for the Years Ended March 31, 2004, 2003 and 2002        81

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    82

         Notes to Consolidated Financial Statements                       84

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 26 (2003 Fiscal Year) and 27 (2002 and 2001 Fiscal Years) subsidiary partnerships whose losses aggregated $6,756,365, $4,342,013 and $2,587,660 for the 2003, 2002 and 2001 Fiscal Years,
respectively, and whose assets constituted 98% of the Partnership's assets at March 31, 2004 and 2003, presented in the accompanying consolidated financial statements. The financial statements for 26 (2003 Fiscal Year) and 27 (2002 and 2001 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $291,300 (Fiscal 2003), $296,077 (Fiscal 2002) and $487,648 (Fiscal 2001) and their assets aggregated $10,294,875 and $10,762,336 at March 31, 2004 and 2003, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2004

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Polynesian Apartments Associates, Ltd.

We have audited the accompanying statements of operations, changes in partners` capital and cash flows of POLYNESIAN APARTMENTS ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-152, for the period January 1, 2003 to December 18, 2003 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of POLYNESIAN APARTMENTS ASSOCIATES, LTD. for the period January 1, 2003 to December 18, 2003 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
December 18, 2003

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 4, 2002

[Letterhead of FRIEDMAN ALPREN & GREEN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Seagrape Village Associates, Ltd.

We have audited the accompanying statements of operations, changes in partners' capital deficiency and cash flows of SEAGRAPE VILLAGE ASSOCIATES, LTD. (a limited partnership), FHA Project No. FL29-K005-015-151, for the period January 1, 2003 to December 18, 2003 (date of dissolution). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of SEAGRAPE VILLAGE ASSOCIATES, LTD. for the period January 1, 2003 to December 18, 2003 (date of dissolution), in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
December 18, 2003

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

/s/ Friedman Alpren & Green LLP
New York, New York
February 5, 2002

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners                          Puerto Rico Housing Finance Corporation
Metropolitan Towers Associates, LP       San Juan, Puerto Rico
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, LP, HUD Project No. RQ-46K-051-005, as of December 31, 2003 and 2002, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, L.P., as of December 31, 2003 and 2002 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated January 30, 2004, on my consideration of Metropolitan Towers Associates, L.P.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Metropolitan Towers Associates, L.P.. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2004
San Juan, Puerto Rico
January 30, 2004

Stamp No. 1931869 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 2, 2004 on our consideration of Westminster Place II - Olive Site, L.P.'s internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's rental subsidy will be depleted during 2004 which will raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rubin, Brown, Gornstein & Co. LLP
February 2, 2004
St. Louis, Missouri

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

 /s/ Rubin, Brown, Gornstein & Co. LLP
January 16, 2003
St. Louis, Missouri

[Letterhead of RBG & Co.]

Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 5, 2004

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated January 30, 2004 on our consideration of Whittier Plaza Associates Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 30, 2004

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 13, 2003

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 28, 2004

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 15, 2002

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United - Glenarden II Limited Partnership

We have audited the accompanying balance of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 28, 2004

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

[Letterhead of SOLOMON & ASSOCIATES LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Solomon & Associates LLC
Chicago, IL
January 23, 2004

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

/s/ Solomon, Baerson, Witonski, Patel & Kaskel, Ltd.
Chicago, IL
January 30, 2003

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2003, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2003, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 2004, on our consideration of Santa Juanita II Limited Partnership's internal control, a report dated February 6, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to major HUD programs, and a report dated February 6, 2004 on its compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Zayas, Morazzani & Co.

February 6, 2004

Stamp No. 1935132 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

Federal Employer Identification Number: 66-0365844

-

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

/s/ Zayas, Morazzani & Co.

February 10, 2003

Stamp No. 1843230 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

Federal Employer Identification Number: 66-0365844

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Creek Associates, L.P.
New York, New York

We have audited the accompanying balance sheets of Spring Creek Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 21, 2004

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

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 3, 2003

[Letterhead of Sunil J. Shah]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five Associates, L.P.

I have audited the accompanying consolidated balance sheet of East Two Thirty-Five Associates, L.P. and subsidiary as (Delaware limited partnerships) as of December 31, 2003, and the related consolidated statements of operations, changes in partners' capitaln (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2002 were audited by other auditors whose report dated February 10, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the December 31, 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sunil J. Shah CPA, PC
New York, N.Y.
February 10, 2004

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

[Letterhead of Sunil J. Shah]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential Associates, L.P.
New York, New York

I have audited the accompanying balance sheet of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 2003, and the related statement of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2002, we audited by other auditors whose report dated January 28, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sunil J. Shah CPA, P.C.
Certified Public Accountants

Iselin, New Jersey
February 6, 2004

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

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 28, 2003

[Letterhead of Sunil J. Shah]

INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street Associates, L.P.

I have audited the accompanying balance sheet of West 107th Street Associates, L.P. (a Delaware Limited Partnership) as of December 31, 2003, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of West 107th Street Associates, L.P. as of December 31, 2002 were audited by other auditors whose report dated January 9, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the December 31, 2003 financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sunil J. Shah CPA, PC
Certified Public Accountants

New York, N.Y.
January 19, 2004

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

[Letterhead of Sunil J. Shah]

INDEPENDENT AUDITORS' REPORT

To the Partners of
General Atlantic Second Avenue Associates, L.P.

I have audited the accompanying consolidated balance sheet of General Atlantic Second Avenue Associates, L.P. and subsidiary (a Delaware Limited Partnership) as of December 31, 2003, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2002 were audited by other auditors whose report dated January 31, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the December 31, 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 3, 2004

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

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 31, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 23, 2004, on our consideration of Church Lane Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 6, 2002

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 23, 2004

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

White Plains, New York
January 31, 2003

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 23, 2004

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

White Plains, New York
January 31, 2003

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 23, 2004

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

White Plains, New York
January 31, 2003

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 23, 2004

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

White Plains, New York
January 31, 2003

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2003 and 2002, and the related statements of Income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

January 22, 2004
St. Louis, Missouri

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

January 23, 2003
St. Louis, Missouri

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 19, 2004

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 14, 2003

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2003 and 2002, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs, issued by the US Department of Housing and Urban Development, we have also issued a report dated January 21, 2004, on our consideration of the Partnership's internal control and on our tests on its compliance with specific requirements applicable to major HUD programs; and compliance with specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The accompanying supplementary information included in the report on pages 24 to 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2003, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 2003, taken as a whole.

/s/ Torres Llompart, Sanchez Ruiz & Co.
January 21, 2004
License No. 169
San Juan, Puerto Rico
Stamp number 1943068 was affixed to the original of this report.

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

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2003 and December 31, 2002 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2003 and December 31, 2002 taken as a whole. The supplementary Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 2, 2004

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 12, 2003

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2004

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2003

[Letterhead of MAYER HOFFMAN MCCANN P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the balance sheet of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2003, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2002, were audited by other auditors whose report dated January 21, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35701 as of December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2004, on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.


/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
January 29, 2004

[Letterhead of PHILIP ROOTBERG & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the accompanying balance sheet of Victory Apartments (a limited partnership) - F.H.A. Project No. 071-35701 as of December 31, 2002 and 2001, and the related statements of profit and loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35701 as of December 31, 2002 and 2001, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2003, on our consideration of the Partnership's internal control and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 21, 2003

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,
                                                                 ------------------------------
                                                                     2004             2003
                                                                 -------------    -------------
ASSETS

Property and equipment, at cost, less accumulated
  depreciation (Notes 2, 4  and 7)                               $ 121,262,827    $ 136,014,414
Cash and cash equivalents (Notes 2, 3 and 11)                        1,838,615        1,577,939
Cash held in escrow (Notes 2, 3 and 5)                               8,314,043        8,395,528
Deferred costs - less accumulated amortization (Notes 2 and 6)       2,333,029        2,516,958
Other assets                                                         4,306,926        4,546,756
                                                                 -------------    -------------

Total assets                                                     $ 138,055,440    $ 153,051,595
                                                                 =============    =============


LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities
  Mortgage notes payable (Notes 3 and 7)                         $  96,557,630    $ 104,624,793
  Accounts payable and other liabilities (Note 11)                   7,948,887        7,513,253
  Due to local general partners and affiliates (Note 8)             14,797,705       16,444,523
  Due to general partners and affiliates (Note 8)                   15,634,778       13,829,040
  Due to selling partners                                            2,574,369        2,457,615
                                                                 -------------    -------------

Total liabilities                                                  137,513,369      144,869,224
                                                                 -------------    -------------

Minority interests (Note 2)                                          2,123,287        2,293,585
                                                                 -------------    -------------

Commitments and contingencies (Notes 8 and 11)

Partners' (deficit) capital
  Limited partners ( 115,917.5 BACs issued and
   outstanding) (Note 1)                                              (534,720)       6,860,582
  General partners                                                  (1,046,496)        (971,796)
                                                                 -------------    -------------

Total partners' (deficit) capital                                   (1,581,216)       5,888,786
                                                                 -------------    -------------

Total liabilities and partners' (deficit) capital                $ 138,055,440    $ 153,051,595
                                                                 =============    =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                               --------------------------------------------
                                                   2004            2003            2002
                                               ------------    ------------    ------------
Revenues
Rental income                                  $ 26,022,919    $ 26,351,826    $ 27,011,085
Other (Note 11)                                     966,982         932,591       2,308,047
Loss on sale of properties (Note 10)               (546,734)        (44,883)              0
                                               ------------    ------------    ------------
                                                 26,443,167      27,239,534      29,319,132
                                               ------------    ------------    ------------

Expenses
General and administrative                        6,106,103       5,809,535       6,389,195
General and administrative-related parties
  (Note 8)                                        2,569,673       2,545,072       2,571,815
Repairs and maintenance                           6,952,487       6,189,051       6,235,426
Operating and other                               3,072,098       2,785,744       3,433,542
Real estate taxes                                 1,093,642       1,141,269       1,174,277
Insurance                                         1,880,369       1,671,901       1,379,465
Financial, primarily interest                     5,660,179       6,462,890       7,516,734
Depreciation and amortization                     7,767,814       8,794,462       8,061,598
Loss on impairment of assets (Notes 2 and 4)              0               0         679,811
                                               ------------    ------------    ------------

Total expenses                                   35,102,365      35,399,924      37,441,863
                                               ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                             (8,659,198)     (8,160,390)     (8,122,731)

Minority interest in loss of subsidiaries         1,189,196         199,013         137,083
                                               ------------    ------------    ------------

Loss before extraordinary item                   (7,470,002)     (7,961,377)     (7,985,648)
Extraordinary item-forgiveness of
  indebtedness income (Note 7)                            0               0       1,802,622
                                               ------------    ------------    ------------

Net loss                                       $ (7,470,002)   $ (7,961,377)   $ (6,183,026)
                                               ============    ============    ============

Limited partners share:
Loss before extraordinary item                 $ (7,395,302)   $ (7,881,763)   $ (7,905,792)
Extraordinary item                                        0               0       1,784,596
                                               ------------    ------------    ------------

Net loss - limited partners                    $ (7,395,302)   $ (7,881,763)   $ (6,121,196)
                                               ============    ============    ============

Number of BACs outstanding                        115,917.5       115,917.5       115,917.5
                                               ============    ============    ============

Loss before extraordinary item per
  BAC                                          $     (63.80)   $     (67.99)   $     (68.20)
Extraordinary item per BAC                                0               0           15.40
                                               ------------    ------------    ------------

Loss per BAC                                   $     (63.80)   $     (67.99)   $     (52.80)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2001    $ 20,033,189    $ 20,863,541    $   (830,352)
Net loss                                         (6,183,026)     (6,121,196)        (61,830)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002     13,850,163      14,742,345        (892,182)
Net loss                                         (7,961,377)     (7,881,763)        (79,614)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003      5,888,786       6,860,582        (971,796)
Net loss                                         (7,470,002)     (7,395,302)        (74,700)
                                               ------------    ------------    ------------

Partners' deficit - March 31, 2004             $ (1,581,216)   $   (534,720)   $ (1,046,496)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            Year Ended March 31,
                                                --------------------------------------------
                                                    2004            2003            2002
                                                ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                        $ (7,470,002)   $ (7,961,377)   $ (6,183,026)
                                                ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Loss on sale of properties                           546,734          44,883               0
Extraordinary item - forgiveness of
  indebtedness income                                      0               0      (1,802,622)
Depreciation and amortization                      7,767,814       8,794,462       8,061,598
Loss on impairment                                         0               0         679,811
Minority interest in loss of subsidiaries         (1,189,196)       (199,013)       (137,083)
Accrued interest added to principal of
  mortgage note payable                               52,872          52,876          52,872
(Increase) decrease in assets:
Cash held in escrow                                   68,302        (374,289)        (24,764)
Other assets                                         239,830          62,431        (755,982)
Increase (decrease) in liabilities:
Accounts payable and other liabilities               480,828        (196,919)       (784,859)
Due to general partners and affiliates             1,805,738       1,837,961       1,429,314
                                                ------------    ------------    ------------

Total adjustments                                  9,772,922      10,022,392       6,718,285
                                                ------------    ------------    ------------

Net cash provided by operating activities          2,302,920       2,061,015         535,259
                                                ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of properties                   7,840,000       4,625,000               0
Costs paid relating to sale of properties           (136,254)       (129,688)              0
Acquisition of property and equipment               (932,748)       (942,496)       (904,425)
(Increase) decrease in cash held in escrow           (31,844)       (745,014)        491,269
                                                ------------    ------------    ------------

Net cash provided by (used in) investing
  activities                                       6,739,154       2,807,802        (413,156)
                                                ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                          (150,197)       (465,596)       (145,997)
Proceeds from mortgage notes                               0      30,838,245               0
Repayments of mortgage notes                      (8,120,035)    (34,713,615)     (6,842,672)
Increase in due to local general partners
  and affiliates                                     361,350         170,648       5,978,211
Decrease in due to local general partners
  and affiliates                                  (2,008,168)       (458,128)       (216,236)
Increase in due to selling partners                  116,754         107,520          99,070
Increase (decrease) in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                1,018,898         (23,674)       (365,508)
                                                ------------    ------------    ------------

Net cash used in financing activities             (8,781,398)     (4,544,600)     (1,493,132)
                                                ------------    ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                                   260,676         324,217      (1,371,029)


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                            Year Ended March 31,
                                                --------------------------------------------
                                                    2004            2003            2002
                                                ------------    ------------    ------------

Cash and cash equivalents at
  beginning of year                                1,577,939       1,253,722       2,624,751
                                                ------------    ------------    ------------
Cash and cash equivalents
  at end of year                                $  1,838,615    $  1,577,939    $  1,253,722
                                                ============    ============    ============

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest          $  6,043,819    $  6,037,438    $  6,912,381

Supplemental disclosures of noncash
  investing and financing activities:
Increase in property and equipment -
  held for sale reclassified from property
  and equipment                                 $          0    $          0    $  4,420,312
Increase in other assets from property
  and equipment deferred loss                              0               0          47,133

Forgiveness of indebtedness
  income:
Decrease in mortgage notes payable              $          0    $          0    $ (1,802,622)

Summarized below are the
  components of the loss on sale
  of properties (Note 10):

Decrease in property and
  equipment - net of accumulated
  depreciation                                  $  8,250,647    $          0    $          0
Decrease in property and
  equipment - held for sale -
  net of accumulated depreciation                          0       4,420,312               0
Decrease in cash held in escrow                       45,027         110,641               0
Decrease in other assets                                   0         163,704               0
Decrease in accounts payable and other
  liabilities                                        (45,194)       (155,463)              0
Increase in due to general
  partners and affiliates                                  0           1,001               0


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership. The Partnership had originally invested in 27 Local Partnerships. During the year ended March 31, 2004, the Partnership sold the properties and the related assets and liabilities of two Local Partnerships. Through the year ended March 31, 2004, the Partnership has sold the properties and the related assets and liabilities of three Local Partnerships (see Note 10).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 26, 27 and 27 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 "Fiscal Years"), respectively. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $0, $564,000 and $625,000 for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2004, the Partnership did not record a loss on impairment of assets. Through March 31, 2004, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were no assets classified as property and equipment-held for sale at March 31, 2004 and 2003, respectively.

d)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

Cash  and  Cash  Equivalents,  and  Cash  Held in  Escrow
---------------------------------------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                               March 31, 2004              March 31, 2003
                                          -------------------------   -------------------------
                                            Carrying                   Carrying
                                             Amount     Fair Value       Amount     Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $34,390,205   $34,192,920   $35,300,343   $35,284,195
Not practicable                           $62,167,425             *   $69,324,450             *

*Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                            March 31,                 Estimated
                                  ------------------------------     Useful Lives
                                       2004             2003           (Years)
                                  -------------    -------------    -------------

Land                              $  12,323,699    $  13,987,183         -
Building and improvements           205,124,742      215,016,895      15 to 40
Other                                 5,819,617        6,223,824      5 to 15
                                  -------------    -------------
                                    223,268,058      235,227,902
Less:  Accumulated depreciation    (102,005,231)     (99,213,488)

                                  $ 121,262,827    $ 136,014,414
                                  =============    =============

Included in property and equipment are $6,955,050 of acquisition fees paid or accrued to the General Partners and $1,606,014 of acquisition expenses as of March 31, 2004 and 2003. In addition, as of March 31, 2004 and 2003, buildings and improvements include $7,015,991 of capitalized interest.

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $7,433,688, $7,517,957 and $7,545,850, respectively.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

During the 2003 and 2002 Fiscal Years, there was a decrease in accumulated depreciation in the amounts of $218,940 and $53,335, respectively, due to write-offs on dispositions.

During the 2003 Fiscal Year, a decrease in accumulated depreciation in the amount of $4,423,005 resulted from the sales of Polynesian Apartments Associates, Limited Partnership and Seagrape Village Associates, Limited Partnership.

During the 2002 Fiscal Year, a decrease in accumulated depreciation of property and equipment held for sale in the amount of $3,147,094 resulted from the sale of Campeche Isle Apartments, Limited Partnership (see Note 10).


NOTE 5 - Cash Held in Escrow

Cash held in escrow is restricted and consists of the following:

                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Real estate taxes, insurance, reconstruction and other   $3,713,774   $3,844,604
Reserve for replacements                                  3,465,131    3,433,287
Tenant security deposits                                  1,135,138    1,117,637
                                                         ----------   ----------

                                                         $8,314,043   $8,395,528
                                                         ==========   ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 6 - Deferred Costs

The components of other deferred costs and their periods of amortization are as follows:

                                                  March 31,
                                  -----------------------------------------
                                      2004           2003         Period
                                  -----------    -----------    -----------

Financing expenses                $ 3,907,517    $ 3,926,041         *
Other                                 639,858        639,858      Various
                                  -----------    -----------
                                    4,547,375      4,565,899
Less:  Accumulated amortization    (2,214,346)    (2,048,941)
                                  -----------    -----------

                                  $ 2,333,029    $ 2,516,958
                                  ===========    ===========

*Over the life of the respective related mortgages.

Amortization expense for the years ended March 31, 2004, 2003 and 2002 amounted to $334,126, $1,276,505 and $515,748, respectively. During the years ended March 31, 2004 and 2003, respectively, $168,721 and $2,255,620 of fully amortized deferred costs were written off.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $505,000 including principal and interest at rates varying from 1% to 10.75% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending      Amount
------------------   -----------
2004                 $11,681,309
2005                   2,812,922
2006                   3,674,917
2007                   1,921,946
2008                   1,948,590
Thereafter            74,517,946
                     -----------

                     $96,557,630
                     ===========

Property Development Associates, L.P.
-------------------------------------
During 2002, Property Development Associates L.P. ("Property Development") was notified that certain defaults had occurred with the mortgage note payable. As of December 31, 2002, the Mortgagee was pursuing all of its rights and remedies for default, including, without limitation, acceleration of the maturity date of the Loan and demand for payment of the entire outstanding balance of the Loan. On March 5, 2003, the mortgage note payable was purchased by an affiliate of the management company (which is not affiliated with the Local General Partner or the General Partners). The purchase of this note remedied the defaults and the note terms were modified. The Maturity Date was extended from May 1, 2004 to August 1, 2004, and the interest rate was changed from 6% to 7%. The borrower has the option to extend the maturity date to February 1, 2005. Additionally, commencing on April 1, 2003 and continuing through the Maturity Date, the subsidiary partnership will not be obligated to make the monthly principal payments.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



United-Glen Arden I Limited Partnership
---------------------------------------
On September 3, 2002, United-Glen Arden I Limited Partnership ("Glen Arden I") completed a mortgage restructuring through the Mark to Market program with the Office of Multifamily Housing Assistance Restructuring ("OMHAR"). The original mortgages were paid in full. In connection with the restructuring, two mortgages were incurred as follows:

Effective September 3, 2002, the mortgage with the original amount of $7,333,600 is held by Greystone Servicing Corporation Inc. and is insured by HUD. The mortgage is payable in monthly installments of $48,710, including interest at 7.0% per annum, through September 1, 2032 and is collateralized by the apartment project.

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

Glen Arden I's prior indebtedness of approximately $10,326,000 was repaid from the proceeds of the two new loans.

United-Glen Arden II Apartments Limited Partnership
---------------------------------------------------
Effective July 31, 2002, United-Glen Arden II Apartments Limited Partnership ("Glen Arden II") completed a mortgage restructuring through the Mark to Market program with the Office of Multifamily Housing Assistance Restructuring. The original mortgages were paid in full. In connection with the restructuring, two mortgages were incurred as follows:

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

Glen Arden II's prior indebtedness of approximately $8,035,000 was repaid from the proceeds of the two new loans.

Victory Apartments
------------------
On June 27, 2002, Victory Apartments ("Victory") refinanced its existing indebtedness by borrowing $6,491,500 from Reinlein/Leiser/McGee. The loan bears interest at 6.61% per annum and matures in July 2042. Victory Apartments' prior indebtedness of approximately $6,201,622 was repaid from the proceeds of the new loan.

Metropolitan Towers Associates L.P.
-----------------------------------
On February 22, 2002, Metropolitan Towers Associates L.P. ("Metropolitan Towers") refinanced its existing indebtedness by borrowing $5,364,000 from the Puerto Rico Housing Finance Corporation ("PRHFC"). The loan bears interest at the rate of 7% per annum and matures on February 1, 2032. Metropolitan Tower's prior indebtedness of approximately $4,625,000 was repaid, and a Capital Improvement Account of approximately $387,000 was established from the proceeds of the new loan.

Goodfellow Place Limited Partnership
------------------------------------
During the year ended December 31, 2000, Goodfellow Place Limited Partnership ("Goodfellow") began negotiations with the St. Louis Community Development

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Agency (CDA) to modify its non-interest bearing promissory note payable to CDA in the amount of $1,827,622. The note was secured by a second deed of trust on the property and principal was to be paid in an amount equal to 20% of surplus cash. Any unpaid principal was due upon the earliest of September 2030, the vacancy or abandonment of the property, full repayment of any note secured by a deed of trust on the property or the transfer of the property or change in ownership interest without CDA consent. As a part of its negotiation offer, Goodfellow made a prepayment of $25,000 on the note in 2000. During 2001, CDA agreed to accept the $25,000 prepayment in exchange for its forgiveness of the remaining note balance of $1,802,622, resulting in cancellation of indebtedness income of the same amount. Such amount was recognized during the year ended March 31, 2002.


NOTE 8 - Related Party Transactions

Related Party Fees

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2004, 2003 and 2002 are as follows:

                                                         Year Ended March 31,
                                                 ------------------------------------
                                                    2004         2003         2002
                                                 ----------   ----------   ----------
Partnership management fees (a)                  $1,445,000   $1,460,000   $1,496,000
Expense reimbursement (b)                           180,477      149,966      134,815
Property management fees incurred to
  affiliates of the General Partners (c)            370,181      362,942      355,825
Local administrative fee (d)                         49,000       51,500       54,000
                                                 ----------   ----------   ----------

Total general and administrative-General
  Partners                                        2,044,658    2,024,408    2,040,640
                                                 ----------   ----------   ----------

Property management fees incurred to
  Affiliates of the Local General Partners (c)      525,015      520,664      531,175
                                                 ----------   ----------   ----------

Total general and administrative-related
  parties                                        $2,569,673   $2,545,072   $2,571,815
                                                 ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $12,713,000 and $11,268,000 were accrued and unpaid as of March 31, 2004 and March 31, 2003. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


(c) Property management fees incurred by subsidiary partnerships amounted to $1,552,819, $1,570,624 and $1,636,460 for the 2003, 2002 and 2001 Fiscal Years,
respectively. Of these fees $895,196, $883,606 and $887,000 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $370,181, $362,942 and $355,825, respectively, which were also incurred to affiliates of the Partnership.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $1,000, $4,000 and $5,900 during the 2003, 2002 and 2001 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(e) Due to Local General Partners and affiliates at March 31, 2004 and 2003 consists of the following:

                                                                   March 31,
                                                          -------------------------
                                                              2004          2003
                                                          -----------   -----------
Operating advances                                        $ 6,643,817   $ 6,409,351
Development fee payable                                     2,391,797     2,399,079
Operating deficit advances                                  4,978,835     4,885,335
Management and other fees                                     581,194       710,603
Notes payable (f)                                             202,062     1,207,603
Interest notes payable                                              0       832,552
                                                          -----------   -----------
                                                          $14,797,705   $16,444,523
                                                          ===========   ===========
(f) Notes payable consist of the following:

Polynesian                                                $         0   $   316,370
----------
This  promissory note bore interest at 11% with
a maturity date of June 1, 2003.  The note and unpaid
interest was satisfied on August 15, 2003 with the
proceeds from the sale of the  project.  Interest
expense of  $21,750 and $34,800 was incurred for
the years ended March 31, 2004 and 2003

Seagrape                                                            0       649,171
--------
This  promissory  note bore interest at 11% with a
maturity date of December 31, 2003. Unpaid interest
of $558,885 was paid on August 15, 2003 with proceeds
from the sale of the project. The liability for the
remaining balance of $649,171 and unpaid  interest
of $161,023 was cancelled  and has been  reflected
as a capital contribution from the local general
partner.  Interest expense of $0 and $71,409 was
incurred for the years ended March 31, 2004 and 2003

Alexis                                                        202,062       242,062
------                                                    -----------   -----------
This  unsecured  promissory  note bears interest at
2% above prime and is due on demand. Interest expense
of $12,910 and $17,676 was incurred for the years ended
March 31, 2004 and 2003


                                                          $   202,062   $ 1,207,603
                                                          ===========   ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                           Year Ended December 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 -----------    -----------    -----------
Financial statement
Net loss                                         $(7,470,002)   $(7,961,377)   $(6,183,026)

Difference  resulting from parent  company
having a different  fiscal year for income
tax and financial reporting purposes                  43,581        (43,872)        13,539

Difference between  depreciation and
amortization expense recorded for financial
reporting  purposes and the accelerated cost
recovery system utilized for income
tax purposes                                      (2,045,563)    (2,207,445)    (2,083,063)

Difference  between loss on sale of properties
reported for financial  reporting purposes and
income tax purposes                                1,195,211              0              0

Excess losses allocated to minority interest
for income tax purposes                              134,118        643,157      1,329,287

Other                                                  5,626          5,759        (66,177)
                                                 -----------    -----------    -----------

Net loss as shown on the income tax return
for the calendar year ended                      $(8,137,029)   $(9,563,778)   $(6,989,440)
                                                 ===========    ===========    ===========


NOTE 10 - Sale of Properties

On March 2, 2004, a letter of intent was received that constitutes a proposal from the purchaser to purchase the property and the related assets and liabilities of Goodfellow Place Limited Partnership for a purchase price of $100,000 plus the existing debt. No assurance can be given that the closing will actually occur.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for three subsidiary partnerships, Whittier Plaza Associates Limited Partnership, Alexis Park Apartments and Westminster Place II - Olive Site, L.P. modified their reports on the 2003 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $8,000 and $12,000 in the 2003 and 2002 Fiscal Years, respectively, and approximately $469,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $99,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $27,000, $29,000 and $37,000 for the 2003, 2002 and 2001 Fiscal
Years.

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

A hazardous waste issue has affected Alexis for nearly 13 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern during 2004.

For the year ended December 31, 2003, the Local Partnership sustained a net loss of approximately $149,000. At December 31, 2003, the Local Partnership's current liabilities exceed its current assets by approximately $4,949,000. Management expects operating income to improve for 2004 as a result of both increased occupancy and slightly reduced expenses. Current liabilities in the amount of $4,699,000 is attributable to the Partnership's first mortgage note that is expected to be refinanced on a long-term basis during 2004. In addition, included in current liabilities are obligations to the management company totaling approximately $252,000 that are not expected to require payment beyond Alexis' ability to pay. Management believes, that if necessary, it can obtain funds to supplement operating cash flows for 2004 to enable Alexis to meet its liabilities and subject to the environmental uncertainty enable Alexis to continue as a going concern for at least one year.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


investment in Alexis. The Partnership's investment in Alexis at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net loss after minority interest amounted to approximately $149,000, $172,000 and $340,000, for the 2003, 2002
and 2001 Fiscal Years, respectively.

Westminster Place II - Olive Site, L.P.
---------------------------------------
The financial statements for Westminster Place II - Olive Site, L.P. ("Westminster") have been prepared assuming that Westminster will continue as a going concern. Westminster's rental subsidy will be depleted during 2004. This subsidy represents approximately 16% of Westminster's rental revenue. Westminster has submitted a rent increase to the Missouri Housing Development Commission and is awaiting response. Without this increase or the rental subsidy, it will be increasingly difficult to meet the financial obligations of Westminster.

These items raise substantial doubt about Westminster's ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Westminster. The Partnership's investment in Westminster at March 31, 2004 and 2003 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Westminster's net loss after minority interest amounted to approximately $115,000, $95,000 and $112,000 for the 2003, 2002 and 2001 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. As of the date of the Auditor's Report, discovery is ongoing. The trial has been postponed to a date not yet determined by the court. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to contest the case vigorously.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2003 and is expected to continue to do so during 2004.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $724,000 and $726,000 at March 31, 2004 and 2003, respectively. Williamsburg's net loss after minority interest amounted to approximately $229,000, $142,000 and $128,000 for the 2003, 2002, and 2001 fiscal years, respectively. As of March 31, 2004, the Partnership has advanced Williamsburg approximately $1,155,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2004, uninsured cash and cash equivalents approximated $1,281,000.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 38% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

e)  Tax Credits

As of December 31, 2003, the Tax Credit Period for each Local Partnership has expired. A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of Related General Partner, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company, which controls our General Partners, has adopted a code of ethics. See http://www.chartermac.com.
                                            -------------------------

On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as Director of Related Credit Properties II Inc. effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., is set forth below.

Related Credit Properties II, Inc.
----------------------------------

Name                                Position
----                                ----------------------

Alan P. Hirmes                      Director and President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined Capital in December 1990, and prior to that date, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 38, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

Liberty GP II Inc.
------------------

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

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

                      Name and Address of           Amount and Nature of         Percentage
Title of Class        Beneficial Ownership          Beneficial Ownership           of Class
--------------        --------------------          --------------------         ---------------
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


                      Name and Address of           Amount and Nature of         Percentage
Title of Class        Beneficial Ownership          Beneficial Ownership           of Class
--------------        --------------------          --------------------         ---------------

BACs                  Lehigh Tax Credit             2,239 (1)                       1.9%
                      Partners, Inc.
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Alan P. Hirmes                2,239 (1)(2)                    1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Stuart J. Boesky              2,239 (1)(2)                    1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Marc D. Schnitzer             0                                 0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Denise L. Kiley               0                                 0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Glenn F. Hopps                0                                 0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Teresa Wicelinski             0                                 0%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  All directors and             2,239 (1)(2)                    1.9%
                      executive  officers
                      of the general partner
                      of the Related General
                      Partner as a group
                      (seven persons)
                      625  Madison Avenue
                      New York, NY 10022


(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of May 4, 2004, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $54,800 and $54,800, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $9,800 and $9,500, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm           19

         Consolidated Balance Sheets at March 31, 2004 and 2003            79

         Consolidated Statements of Operations for the Years
         Ended March 31, 2004, 2003 and 2002 80

         Consolidated  Statements of Changes in Partners'(Deficit)
         Capital for the Years Ended March 31, 2004,  2003 and
         2002                                                              81

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                     82

         Notes to Consolidated Financial Statements                        84

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm          108

         Schedule I - Condensed Financial Information of Registrant       109

         Schedule III - Real Estate and Accumulated Depreciation          112

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.   Exhibits
         --------

(3B) Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus II L.P.(incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s Registration Statement on Form S-11 Registration No. 33-21429)

(21)     Subsidiaries of the Registrant                                   102

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).      105

(32.1)   Certification  Pursuant to Rule 13a-14(b) or Rule  15d-14(b)
         and Section  1350 of Title 18 of the United  States
         Code (18 U.S.C. 1350).                                           107

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

(d) Not applicable

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                  (Registrant)

                                  By:  RELATED CREDIT PROPERTIES II L.P.,
                                       a General Partner

                                       By:  Related Credit Properties II Inc.,
                                            its general partner

Date: June 15, 2004
                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                  and

                                  By:  LIBERTY GP II, INC.,
                                       a General Partner

Date: June 15, 2004
                                       By:  /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President

                                  and

                                  By:  LIBERTY ASSOCIATES II, L.P.,
                                       a General Partner

                                       By:  Related Credit Properties II, Inc.,
                                            its General Partner

Date: June 15, 2004
                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 President

                                       By:  Liberty GP II, Inc.,
                                            its General Partner


                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                           Title                            Date
------------------     --------------------------------------      -------------

                       President and Chief Executive Officer
                       (Principal  Executive and Financial
                       Officer) of Related Credit Properties
                       II Inc., (general partner of each
                       of Related Credit Properties II L.P.
                       and Liberty Associates II, L.P.,
                       General Partners of Registrant)
                       and Liberty GP II, Inc.  (general
                       partner of Liberty Associates II, L.P,
                       a General Partner of Registrant)

                       Director of Related Credit Properties
                       II Inc., (general partner of each
/s/ Alan P. Hirmes     of Related Credit Properties II L.P.
------------------     and Liberty Associates II, L.P., each
Alan P. Hirmes         a General Partner of Registrant)            June 15, 2004




                       Treasurer (Principal Accounting
                       Officer) of Related Credit Properties
                       II Inc., (general partner of each
                       of Related Credit Properties II L.P.
                       and Liberty Associates II, L.P.,
                       General Partners of Registrant)
/s/ Glenn F. Hopps     and Liberty GP II, Inc. (general
------------------     partner of Liberty Associates II, L.P.,
Glenn F. Hopps         a General Partner of Registrant)            June 15, 2004

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: June 15, 2004
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 15, 2004 on page 19, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and
Schedule III at March 31, 2004. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $291,300 (Fiscal 2003), $296,077 (Fiscal 2002) and $487,648 (Fiscal 2001) and their assets aggregated $10,294,875 and $10,762,336 at March 31, 2004 and 2003, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 15, 2004

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                   March 31,
                                                           -------------------------
                                                              2004           2003
                                                           -----------   -----------
Cash and cash equivalents                                  $     6,539   $     9,646
Investment and advances in subsidiary partnerships          36,642,410    39,161,808
Other assets                                                   208,410       191,414
                                                           -----------   -----------

Total assets                                               $36,857,359   $39,362,868
                                                           ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY



Due to general partner and affiliates                      $15,299,354   $13,336,984
Other liabilities                                               65,220        66,156
                                                           -----------   -----------

Total liabilities                                           15,364,574    13,403,140
                                                           -----------   -----------

Partners' equity                                            21,492,785    25,959,728
                                                           -----------   -----------

Total liabilities and partners' equity                     $36,857,359   $39,362,868
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Year Ended March 31,
                                                -----------------------------------------
                                                    2004           2003           2002
                                                -----------    -----------    -----------
Revenues
Other                                           $    39,042    $    38,721    $    25,267
                                                -----------    -----------    -----------

Expenses
Administrative and management                       196,497        580,974        180,876
Administrative and management-related parties     1,625,477      1,237,610      1,646,970
                                                -----------    -----------    -----------

Total expenses                                    1,821,974      1,818,584      1,827,846
                                                -----------    -----------    -----------

Loss from operations                             (1,782,932)    (1,779,863)    (1,802,579)
                                                -----------    -----------    -----------

Equity in loss of subsidiary partnerships (*)    (2,684,011)    (2,554,208)    (2,129,865)
                                                -----------    -----------    -----------

Net loss                                        $(4,466,943)   $(4,334,071)   $(3,932,444)
                                                ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(162,783), $0 and $(811,399) for 2004, 2003, and 2002, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year Ended March 31,
                                                      -----------------------------------------
                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                              $(4,466,943)   $(4,334,071)   $(3,932,444)
                                                      -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in loss of subsidiary partnerships               2,648,011      2,554,208      2,129,865

Increase in assets

Other assets                                              (38,212)        (4,725)       (23,967)

Increase (decrease) in liabilities

Due to general partners and affiliates                  1,962,370      1,824,617      1,463,240
Other liabilities                                            (936)        (2,136)         2,915
                                                      -----------    -----------    -----------

Total adjustment                                        4,607,233      4,371,964      3,572,053
                                                      -----------    -----------    -----------

Net cash provided by (used in) operating activities       140,290         37,893       (360,391)
                                                      -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                            42,386        156,351        234,573
Advances and investments in
  subsidiary partnerships                                (185,783)      (216,476)       (86,470)
                                                      -----------    -----------    -----------

Net cash (used in) provided by investing
  activities                                             (143,397)       (60,125)       148,103
                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents                  (3,107)       (22,232)      (212,288)

Cash and cash equivalents, beginning of year                9,646         31,878        244,166
                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                $     6,539    $     9,646    $    31,878
                                                      ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004

                                                                                                  Cost Capitalized
                                                                   Initial Cost to Partnership     Subsequent to
                                                                  -----------------------------     Acquisition:
                                                                                  Buildings and     Improvements
Description                                       Encumbrances        Land        Improvements       (Disposals)
-----------                                       -------------   -------------   -------------   ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)                               $           0   $     386,180   $   4,195,068   $  (4,581,248)
Seagrape Village Associates, LTD
  Homestead, FL (d)                                           0       1,270,000       6,123,373      (7,393,373)
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                     5,261,108         322,000       2,434,303       5,986,743
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                       4,228,630         928,979       5,382,740         192,270
Property Development Associates, L.P.
  Kansas City, MO                                     5,275,000         624,858       7,228,721       5,313,596
Whittier Plaza Associates, L.P.
  St. Louis, MO                                       1,638,334          26,920       2,015,030        (391,316)
United-Glen Arden I L.P.
  Glen Arden, MO                                     11,817,909       1,770,000       6,577,720      13,064,795
United-Glen Arden II L.P.
  Glen Arden, MO                                      9,140,220       1,190,000       4,837,436       9,236,428
Rolling Green L.P.
  Chicago, IL                                         5,638,421         466,683       4,533,670       4,150,568
Santa Juanita II L.P.
  Bayamon, PR                                           792,271         115,000       2,085,485       1,899,969
Spring Creek Associates, L.P.
  Brooklyn, NY                                                0       3,343,549      16,216,700      20,827,739
East Two Thirty-Five Associates L.P.
  (14th Street)2,964,817
  New York, NY                                                0         950,000       2,542,604        (527,787)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                           1,462,489           5,750       2,246,560          85,343
2051 Grand Concourse Housing Associates
  Bronx, NY                                           3,492,287          31,500       5,221,117          68,444
Robin Housing Associates
  Bronx, NY                                           5,068,769          26,750       8,186,055          78,133
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                           4,091,290          17,000       6,126,088         100,448
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                          14,048,621         159,861      21,096,862       1,450,550
West 107th Street Associates, L.P.
  Bronx, NY                                                   0         305,813       3,850,928         132,299




                                                  Gross Amount at which Carried at Close of Period
                                                  ------------------------------------------------
                                                                  Buildings and                    Accumulated
Description                                           Land        Improvements        Total        Depreciation
-----------                                       -------------   -------------   -------------    -------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)                               $           0   $           0   $           0    $           0
Seagrape Village Associates, LTD
  Homestead, FL (d)                                           0               0               0                0
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                       327,292       8,415,754       8,743,046       (2,896,853)
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                         916,669       5,587,320       6,503,989       (2,271,826)
Property Development Associates, L.P.
  Kansas City, MO                                       606,704      12,560,471      13,167,175       (5,168,514)
Whittier Plaza Associates, L.P.
  St. Louis, MO                                          32,261       1,618,373       1,650,634         (770,426)
United-Glen Arden I L.P.
  Glen Arden, MO                                      1,775,293      19,637,222      21,412,515      (11,688,029)
United-Glen Arden II L.P.
  Glen Arden, MO                                      1,195,293      14,068,571      15,263,864       (8,313,302)
Rolling Green L.P.
  Chicago, IL                                           471,975       8,678,946       9,150,921       (3,653,441)
Santa Juanita II L.P.
  Bayamon, PR                                           120,293       3,980,161       4,100,454       (1,966,236)
Spring Creek Associates, L.P.
  Brooklyn, NY                                        2,595,782      37,792,206      40,387,988      (18,405,564)
East Two Thirty-Five Associates L.P.
  (14th Street)2,964,817
  New York, NY                                          462,662       2,502,155       2,964,817       (1,372,511)
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                              11,042       2,326,611       2,337,653       (1,271,004)
2051 Grand Concourse Housing Associates
  Bronx, NY                                              36,792       5,284,269       5,321,061       (2,906,536)
Robin Housing Associates
  Bronx, NY                                              32,042       8,258,896       8,290,938       (4,531,495)
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                              22,292       6,221,244       6,243,536       (3,403,808)
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                             166,763      22,540,510      22,707,273       (8,226,810)
West 107th Street Associates, L.P.
  Bronx, NY                                             312,715       3,976,325       4,289,040       (2,150,278)



                                                                               Life on which
                                                                              Depreciation in
                                                    Year of                    Latest Income
                                                  Construction/    Date        Statements is
Description                                        Renovation    Acquired     Computed (a)(b)
-----------                                       ------------   ---------    ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)                                   1988       July 1988      27.5 years
Seagrape Village Associates, LTD
  Homestead, FL (d)                                   1988       July 1988      27.5 years
Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                     1987       Dec. 1988      40 years
Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                       1988       Oct. 1988      20-40 years
Property Development Associates, L.P.
  Kansas City, MO                                     1988       Dec. 1988      40 years
Whittier Plaza Associates, L.P.
  St. Louis, MO                                       1987       Dec. 1988      20-40 years
United-Glen Arden I L.P.
  Glen Arden, MO                                      1988       Dec. 1988      8-25 years
United-Glen Arden II L.P.
  Glen Arden, MO                                      1988       Dec. 1988      15-25 years
Rolling Green L.P.
  Chicago, IL                                         1988       Dec. 1988      7-39 years
Santa Juanita II L.P.
  Bayamon, PR                                         1988       Dec. 1988      27.5 years
Spring Creek Associates, L.P.
  Brooklyn, NY                                        1987       Dec. 1988      15-27.5 years
East Two Thirty-Five Associates L.P.
  (14th Street)2,964,817
  New York, NY                                        1988       Dec. 1988      27.5-31.5 years
Concourse Artists Housing Associates, L.P.
  Bronx, NY                                           1988       Nov. 1988      27.5 years
2051 Grand Concourse Housing Associates
  Bronx, NY                                           1988       Nov. 1988      27.5 years
Robin Housing Associates
  Bronx, NY                                           1988       Nov. 1988      27.5 years
Willoughby-Wyckoff Housing Associates
  Bronx, NY                                           1988       Nov. 1988      27.5 years
Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY                                           1987       Jan. 1989      40 years
West 107th Street Associates, L.P.
  Bronx, NY                                           1987       Jan. 1989      27.5-31.5 years




                                      112



                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                   (continued)

                                                                                                  Cost Capitalized
                                                                   Initial Cost to Partnership     Subsequent to
                                                                  -----------------------------     Acquisition:
                                                                                  Buildings and     Improvements
Description                                       Encumbrances        Land        Improvements       (Disposals)
-----------                                       -------------   -------------   -------------   ----------------
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                                   0         246,495       2,689,395         167,710
Church Lane Associates
  Germantown, PA                                      1,722,767          20,000       4,009,983          10,206
Campeche Isle Apartments L.P.
  Galveston, TX (c)                                           0         450,000       6,792,005      (7,242,005)
Goodfellow Place L.P.
  St. Louis, MO                                       1,948,324         160,000       4,581,787      (3,495,692)
Penn Alto Associates L.P.
  Altoona, PA                                         3,763,117          60,000       2,731,082       9,201,262
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                         4,105,120       1,322,887       7,609,024        (235,436)
Alexis Park Apartments
  Bossier City, LA                                    4,699,447         640,000       7,297,925         514,802
Williamsburg Residential
  Wichita, KS                                         1,921,006         136,974         831,584       1,878,957
Victory Apartments
  Chicago, IL                                         6,442,500         161,500       4,929,133       5,263,576
                                                  -------------   -------------   -------------   -------------

                                                  $  96,557,630   $  15,138,699   $ 152,372,378   $  55,756,981
                                                  =============   =============   =============   =============


                                                  Gross Amount at which Carried at Close of Period
                                                  ------------------------------------------------
                                                                  Buildings and                    Accumulated
Description                                           Land        Improvements        Total        Depreciation
-----------                                       -------------   -------------   -------------    -------------
General Atlantic Second Avenue Associates, L.P.
  (96th Street)
  Bronx, NY                                             253,397       2,850,203       3,103,600       (1,546,376)
Church Lane Associates
  Germantown, PA                                         26,902       4,013,287       4,040,189       (2,227,307)
Campeche Isle Apartments L.P.
  Galveston, TX (c)                                           0               0               0                0
Goodfellow Place L.P.
  St. Louis, MO                                          41,102       1,204,993       1,246,095         (406,916)
Penn Alto Associates L.P.
  Altoona, PA                                            97,907      11,894,437      11,992,344       (5,563,470)
Gramco Development Limited Dividend
  Partnership, L.P. (Bayamon)
  Bayamon, PR                                         1,329,788       7,366,687       8,696,475       (4,371,164)
Alexis Park Apartments
  Bossier City, LA                                      646,902       7,805,825       8,452,727       (4,249,013)
Williamsburg Residential
  Wichita, KS                                           673,429       2,174,086       2,847,515       (1,057,955)
Victory Apartments
  Chicago, IL                                           168,402      10,185,807      10,354,209       (3,586,397)
                                                  -------------   -------------   -------------    -------------

                                                  $  12,323,699   $ 210,944,359   $ 223,268,058    $(102,005,231)
                                                  =============   =============   =============    =============


                                                                               Life on which
                                                                              Depreciation in
                                                    Year of                    Latest Income
                                                  Construction/    Date        Statements is
Description                                        Renovation    Acquired     Computed (a)(b)
-----------                                       ------------   ---------    ----------------
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


(c) The property and the related assets and liabilities of this Local Partnership was sold during the fiscal year ended March 31, 2002.

(d) The property and the related assets and liabilities of these Local Partnerships were sold during the fiscal year ended March 31, 2004.

                                          Cost of Property and Equipment                        Accumulated Depreciation
                                 ----------------------------------------------   -------------------------------------------------
                                                                         Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                      2004             2003             2002             2004             2003             2002
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 235,227,902    $ 241,906,148    $ 241,863,420    $  99,213,488    $  94,895,961    $  87,484,864
Additions during period:
Improvements                           933,142          947,397          904,425
Depreciation expense                                                                    7,433,688        7,517,957        7,545,850
Deductions during period:
Dispositions                       (12,892,986)      (7,625,643)        (181,886)      (4,641,945)      (3,200,430)        (134,753)
Loss on impairment                           0                0         (679,811)               0                0                0
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $ 223,268,058    $ 235,227,902    $ 241,906,148    $ 102,005,231    $  99,213,488    $  94,895,961
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