Form 10-Q
period 2004-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2004-08-03
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
                                   (Unaudited)

                                                 =============    =============
                                                    June 30,        March 31,
                                                     2004             2004
                                                 -------------    -------------
ASSETS
Property and equipment, net of
  accumulated depreciation
  of $103,766,518 and $102,005,231,
  respectively                                   $ 119,608,373    $ 121,262,827
Cash and cash equivalents                            1,638,433        1,838,615
Cash held in escrow                                  8,352,704        8,314,043
Deferred costs, net of accumulated
  amortization of $2,254,911 and
  $2,214,346, respectively                           2,292,464        2,333,029
Other assets                                         4,272,532        4,306,926
                                                 -------------    -------------

Total assets                                     $ 136,164,506    $ 138,055,440
                                                 =============    =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 =============    =============
                                                    June 30,        March 31,
                                                     2004             2004
                                                 -------------    -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities
  Mortgage notes payable                         $  96,119,319    $  96,557,630
  Accounts payable and other
   liabilities                                       7,968,027        7,948,887
  Due to local general partners and
   affiliates                                       14,666,560       14,797,705
  Due to general partners and affiliates            16,295,513       15,634,778
  Due to selling partners                            2,576,244        2,574,369
                                                 -------------    -------------
Total liabilities                                  137,625,663      137,513,369
                                                 -------------    -------------

Minority interest                                    2,031,476        2,123,287
                                                 -------------    -------------

Commitments and contingencies (Note 4)

Partners' deficit
  Limited partners (115,917.5 BACs
   issued and outstanding)                          (2,427,023)        (534,720)
  General partners                                  (1,065,610)      (1,046,496)
                                                 -------------    -------------
Total partners' deficit                             (3,492,633)      (1,581,216)
                                                 -------------    -------------
Total liabilities and partners'
  deficit                                        $ 136,164,506    $ 138,055,440
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ============================
                                                       Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Revenues
Rentals, net                                       $ 6,526,268      $ 6,610,268
Other                                                  125,422          172,915
                                                   -----------      -----------

Total revenue                                        6,651,690        6,783,183
                                                   -----------      -----------

Expenses
General and administrative                           1,719,397        1,878,791
General and administrative - related
  parties (Note 2)                                     636,370          651,576
Repairs and maintenance                              1,499,486        1,117,117
Operating                                              889,541          931,487
Taxes                                                  261,313          279,997
Insurance                                              502,835          466,811
Interest                                             1,344,124        1,638,419
Depreciation and amortization                        1,801,852        1,896,546
                                                   -----------      -----------
Total expenses                                       8,654,918        8,860,744
                                                   -----------      -----------

Loss before minority interest                       (2,033,228)      (2,077,561)
Minority interest in loss of subsidiaries               91,811          105,529
                                                   -----------      -----------
Net loss                                           $(1,911,417)     $(1,972,032)
                                                   ===========      ===========

Net loss - limited partners                        $(1,892,303)     $(1,952,312)
                                                   ===========      ===========

Number of units outstanding                          115,917.5        115,917.5
                                                   ===========      ===========

Net loss per limited partner unit                  $    (16.32)     $    (16.84)
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                ===============================================
                                                   Limited           General
                                   Total           Partners          Partners
                                -----------------------------------------------
Partners' deficit -
  April 1, 2004                 $(1,581,216)      $  (534,720)      $(1,046,496)

Net loss                         (1,911,417)       (1,892,303)          (19,114)
                                -----------       -----------       -----------

Partners' deficit -
  June 30, 2004                 $(3,492,633)      $(2,427,023)      $(1,065,610)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,911,417)     $(1,972,032)
                                                   -----------      -----------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation and amortization                        1,801,852        1,896,546
Minority interest in loss of
  subsidiaries                                         (91,811)        (105,529)
Decrease in other assets                                34,394          168,557
Increase in cash held in escrow                        (38,510)         (73,395)
Increase in accounts payable and
  other liabilities                                     19,140          254,925
Increase in due to general partners
  and affiliates                                       660,735          624,060
Increase in due to local general
  partners and affiliates                              110,126          341,113
Decrease in due to local general
  partners and affiliates                             (241,271)        (249,857)
                                                   -----------      -----------
Total adjustments                                    2,254,655        2,856,420
                                                   -----------      -----------

Net cash provided by operating
  activities                                           343,238          884,388
                                                   -----------      -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                           (106,833)        (134,973)
Increase in cash held in escrow                           (151)        (329,502)
                                                   -----------      -----------

Net cash used in investing activities                 (106,984)        (464,475)
                                                   -----------      -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------


Cash flows from financing activities:

Increase in deferred costs                                   0          (24,500)
Repayments of mortgage notes                          (438,311)        (419,131)
Increase in due to selling
  partners                                               1,875            1,875
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                                   0          (20,631)
                                                   -----------      -----------

Net cash used in financing activities                 (436,436)        (462,387)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (200,182)         (42,474)

Cash and cash equivalents at
  beginning of period                                1,838,615        1,577,939
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,638,433      $ 1,535,465
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2004 and 2003 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 24 and 26 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of June 30, 2004, the Partnership has disposed of three of its twenty seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $257,000 and $213,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and the results of operations and its cash flows for the three months ended June 30, 2004 and 2003, respectively. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



The General Partners and their affiliates perform services for the Partnership. The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                            2004          2003
                                                           ---------------------
Partnership management fees (a)                            $350,000     $365,000
Expense reimbursement (b)                                    32,913       39,317
Property management fees incurred to
  affiliates of the General Partners (c)                    104,485      100,157
Local administrative fee (d)                                 12,000       13,000
                                                           --------     --------
Total general and administrative-General
  Partners                                                  499,398      517,474
                                                           --------     --------
Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (c)                                      136,972      134,102
                                                           --------     --------
Total general and administrative-related
  parties                                                  $636,370     $651,576
                                                           ========     ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $13,063,000 and $12,713,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Another  affiliate of the General  Partners  performs  asset  monitoring for the
Partnership.   These  services  include  site  visits  and  evaluations  of  the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $422,042 and $411,357 for the three months ended June 30, 2004 and 2003, respectively. Of these fees, $241,457 and $234,259, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $104,485 and $100,157 for the three months ended June 30, 2004 and 2003, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

On March 2, 2004, a letter of intent was received that constitutes a proposal from the purchaser to purchase the property and the related assets and liabilities of Goodfellow Place Limited Partnership for a purchase price of $100,000 plus the existing debt. No assurance can be given that the closing will actually occur.


Note 4 - Commitments and Contingencies

Whittier Plaza Associates
-------------------------
Whittier Plaza Associates Limited Partnership ("Whittier") has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced funds since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $99,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park Apartments ("Alexis") for nearly 13 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs.

Westminster Place II - Olive Site, L.P.
---------------------------------------
The rental subsidy of Westminster Place II - Olive Site, L.P. ("Westminster") will be depleted during 2004. This subsidy represents approximately 16% of Westminster's rental revenue. Westminster submitted a rent increase to the Missouri Housing Development Commission and a 7% rent increase was approved. The rental increase should facilitate Westminster's ability to meet its financial obligations.

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000. In the event of a substantial violation of the provisions of certain agreements between Gramco and the Municipality of Bayamon (the "Municipality") and between the Municipality and the Department of Housing and Urban Development ("HUD"), the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2004. As of June 30, 2004, the Partnership has advanced approximately $1,155,000 to Williamsburg.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") is involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Discovery is ongoing, and trial has been scheduled for February 2005. The plaintiff's petition consists of claims against Property Development for assault, battery, constructive eviction, negligent hiring, negligent retention, misuse of Housing and Urban Development funds, slander, retaliatory eviction, and breach of implied warranty of habitability. The potential verdict in this case ranges from complete defense verdict up through the $2 million sought by the plaintiffs. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development denies each of these allegations and intends to continue to contest the case vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through June 30, 2004, the Partnership has sold the property and the related assets and liabilities of three Local Partnerships.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; and (iii) cash distributions from operations of the Local Partnerships. All of these sources of funds, none of which are significant, are available to meet obligations of the Partnership. During the three months ended June 30, 2004, no distributions were received by the Partnership from operations of the Local Partnerships.

During the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $200,000. This decrease was primarily due to the acquisition of property and equipment ($107,000) and repayments of mortgage notes ($438,000) which exceeded cash provided by operating activities ($343,000) and an increase in due to selling partners ($2,000). In the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,802,000).

Partnership management fees owed to the General Partners amounting to approximately $13,063,000 and $12,713,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Results of Operations
---------------------

During the fiscal year ended March 31, 2004, Polynesian and Seagrape (the "2003 Sold Assets") sold their properties and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 30, 2004 and 2003, excluding the 2003 Sold Assets, repairs and maintenance and insurance. The results of operations for the three months ended June 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the Local Partnerships.

Rental income decreased approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003. Excluding the 2003 Sold Assets, rental income increased approximately 4% due to rental rate increases.

Other income decreased approximately $47,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 primarily due to decreases related to the 2003 Sold Assets.

Total expenses, excluding the 2003 Sold Assets, repairs and maintenance and insurance decreased approximately 4% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Repairs and maintenance increased approximately $382,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003. Excluding the 2003 Sold Assets, repairs and maintenance increased approximately $430,000 primarily due to increased security costs at two Local Partnerships, building exterior and common area repairs at a third Local Partnership and plumbing and heating repairs at a fourth Local Partnership.

Insurance increased approximately $36,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003. Excluding the 2003 Sold Assets, insurance increased approximately $91,000 due to an increase in premiums at the Local Partnerships.

Financial decreased approximately $294,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 primarily due to decreases related to the 2003 Sold Assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of Related Credit Properties II L.P., has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

           (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-(14a).

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

Date: August 3, 2004

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

Date: August 3, 2004

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

Date: August 3, 2004

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President


                     and

                     By: Liberty GP II Inc.,
                         its General Partner

Date: August 3, 2004

                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 3, 2004
               --------------

                                By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Chief Executive Officer and
                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 3, 2004