Form 10-Q
period 2004-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2004-11-01
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
                                   (Unaudited)

                                                =============     ==============
                                                September 30,        March 31,
                                                    2004               2004
                                                -------------     --------------
ASSETS
Property and equipment, net of
  accumulated depreciation of
  $105,519,189 and $102,005,231,
  respectively                                  $ 117,892,034     $ 121,262,827
Cash and cash equivalents                           2,261,743         1,838,615
Cash held in escrow                                 8,574,384         8,314,043
Deferred costs, net of accumulated
  amortization of $2,294,283 and
  $2,214,346, respectively                          2,253,092         2,333,029
Other assets                                        4,014,983         4,306,926
                                                -------------     --------------

Total assets                                    $ 134,996,236     $ 138,055,440
                                                =============     ==============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============     ==============
                                                September 30,        March 31,
                                                    2004               2004
                                                -------------     --------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                        $  95,690,841     $  96,557,630
  Accounts payable and other
   liabilities                                      8,694,770         7,948,887
  Due to local general partners and
   affiliates                                      14,847,849        14,797,705
  Due to general partners and affiliates           16,440,008        15,634,778
  Due to selling partners                           2,578,119         2,574,369
                                                -------------     -------------
Total liabilities                                 138,251,587       137,513,369
                                                -------------     -------------

Minority interest                                   1,952,076         2,123,287
                                                -------------     -------------

Commitments and contingencies (Note 4)

Partners' deficit
  Limited partners (115,917.5 BACs
   issued and outstanding)                         (4,124,669)         (534,720)
  General partners                                 (1,082,758)       (1,046,496)
                                                -------------     -------------
Total partners' deficit                            (5,207,427)       (1,581,216)
                                                -------------     -------------
Total liabilities and partners'
  deficit                                       $ 134,996,236     $ 138,055,440
                                                =============     =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         ============================    ============================
                              Three Months Ended               Six Months Ended
                                 September 30,                    September 30,
                         ----------------------------    ----------------------------
                            2004             2003            2004            2003
                         ----------------------------    ----------------------------
Revenues
Rentals, net             $  6,538,830    $  6,792,977    $ 13,065,098    $ 13,403,245
Other                         113,415         149,073         238,837         321,988
                         ------------    ------------    ------------    ------------

Total revenue               6,652,245       6,942,050      13,303,935      13,725,233
                         ------------    ------------    ------------    ------------

Expenses
General and ad-
  ministrative              1,625,356       1,853,668       3,344,753       3,732,459
General and admini-
  strative - related
  parties (Note 2)            662,366         650,959       1,298,736       1,302,535
Repairs and main-
  tenance                   1,508,008       1,541,761       3,007,494       2,658,878
Operating                     858,698         726,569       1,748,239       1,658,056
Taxes                         218,177         252,710         479,490         532,707
Insurance                     364,321         456,957         867,156         923,768
Interest                    1,388,331       1,592,431       2,732,455       3,230,850
Depreciation and
  amortization              1,819,672       1,911,152       3,621,524       3,807,698
                         ------------    ------------    ------------    ------------
Total expenses              8,444,929      8,986,2071       7,099,847      17,846,951
                         ------------    ------------    ------------    ------------

Loss before
  minority interest
  and extra-
  ordinary item            (1,792,684)     (2,044,157)     (3,795,912)     (4,121,718)
Minority interest in
  loss of subsidiaries         77,890          57,197         169,701         162,726
                         ------------    ------------    ------------    ------------
Net loss                 $ (1,714,794)   $ (1,986,960)   $ (3,626,211)   $ (3,958,992)
                         ============    ============    ============    ============

Net loss - limited
  partner                $ (1,697,646)   $ (1,967,090)   $ (3,589,949)   $ (3,919,402)
                         ============    ============    ============    ============

Number of units
  outstanding               115,917.5       115,917.5       115,917.5       115,917.5
                         ============    ============    ============    ============

Net loss
  per limited
  partner unit           $     (14.65)   $     (16.97)   $     (30.97)   $     (33.81)
                         ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                       =========================================
                                        Limited        General
                          Total         Partners       Partners
                       -----------------------------------------
Partners' deficit -
  April 1, 2004        $(1,581,216)   $  (534,720)   $(1,046,496)

Net loss                (3,626,211)    (3,589,949)       (36,262)
                        ----------     ----------     ----------

Partners' deficit -
  September 30, 2004   $(5,207,427)   $(4,124,669)   $(1,082,758)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                             ==========================
                                                   Six Months Ended
                                                    September 30,
                                             --------------------------
                                                2004           2003
                                             --------------------------
Cash flows from operating activities:

Net loss                                     $(3,626,211)   $(3,958,992)
                                             -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation and amortization                  3,621,524      3,807,698
Minority interest in loss of
  subsidiaries                                  (169,701)      (162,726)
Increase in cash held in escrow                 (277,976)       (16,879)
Decrease in other assets                         291,943        595,364
Increase in accounts payable and
  other liabilities                              787,275        224,340
Increase in due to local general
  partners and affiliates                        286,825        512,492
Decrease in due to local general
  partners and affiliates                       (236,681)      (277,081)
Increase in due to general partners
  and affiliates                                 805,230      1,096,145
                                             -----------    -----------
Total adjustments                              5,108,439      5,779,353
                                             -----------    -----------

Net cash provided by operating
  activities                                   1,482,228      1,820,361
                                             -----------    -----------

Cash flows from investing activities:

Acquisitions of property and
  equipment                                     (212,185)      (315,822)
Decrease (increase) in cash held in escrow        17,635       (460,893)
                                             -----------    -----------
Net cash used in investing
  activities                                    (194,550)      (776,715)
                                             -----------    -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                             ==========================
                                                   Six Months Ended
                                                    September 30,
                                             --------------------------
                                                2004           2003
                                             --------------------------
Cash flows from financing activities:

Repayments of mortgage notes                    (866,789)      (800,335)
Increase in deferred costs                             0        (11,336)
Increase in due to selling
  partners                                         3,750          3,750
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                        (1,511)       (41,263)
                                             -----------    -----------

Net cash used in financing activities           (864,550)      (849,184)
                                             -----------    -----------

Net increase in cash and cash equivalents        423,128        194,462

Cash and cash equivalents at
  beginning of period                          1,838,615      1,577,939
                                             -----------    -----------

Cash and cash equivalents at
  end of period                              $ 2,261,743    $ 1,772,401
                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2004 and 2003 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 24 and 26 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of September 30, 2004, the Partnership has disposed of four of its twenty-seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $183,000 and $178,000 and $440,000 and $391,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of September 30, 2004, the results of operations of the Partnership for the three and six months ended September 30, 2004 and 2003 and the cash flows of the Partnership for the six months ended September 30, 2004 and 2003, respectively. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:

                                 Three Months Ended          Six Months Ended
                                    September 30,              September 30,
                               -----------------------   -----------------------
                                 2004          2003         2004         2003
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  350,000   $  365,000   $  700,000   $  730,000
Expense reimburse-
  ment (b)                         54,917       38,811       87,830       78,128
Property management
  fees incurred to
  affiliates of the
  General Partners (c)            104,485      100,158      208,970      200,315
Local administrative
  fee (d)                          13,000       13,000       25,000       26,000
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        522,402      516,969    1,021,800    1,034,443
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                    139,964      133,990      276,936      268,092
                               ----------   ----------   ----------   ----------
Total general and admi-
  nistrative-related parties   $  662,366   $  650,959   $1,298,736   $1,302,535
                               ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $13,413,000 and

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


$12,713,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $374,977 and $449,476 and $797,019 and $860,833 for the three and six months ended September 30, 2004 and 2003, respectively. Of these fees, $244,449 and $234,148 and $485,906 and $468,407, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $104,485 and $100,158 and $208,970 and $200,315 for the three and six months ended September 30, 2004 and 2003, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

On September 21, 2004, the Partnership's limited partner interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable, and the principal and interest on the second note is to be paid upon  refinancing  or sale of the  property,  but in no event

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


later than 10 years. The sale resulted in a gain of approximately $1,781,000 which will be recognized in the financial statements of the Partnership's Form 10-Q for the quarter ending December 31, 2004.

On March 2, 2004, a letter of intent was received that constitutes a proposal from the purchaser to purchase the property and the related assets and liabilities of Goodfellow Place Limited Partnership for a purchase price of $100,000 plus the existing debt. No assurance can be given that the closing will actually occur.

On August 15, 2003, the property and related assets of Polynesian Apartments Associates, Limited Partnership ("Polynesian") were sold to an unaffiliated third party for $2,700,000, resulting in a loss of approximately $484,000 which was recognized in the financial statements of the Partnership's Form 10-Q for the quarter ending December 31, 2003.

On August 15, 2003, the property and related assets of Seagrape Village Associates, Limited Partnership ("Seagrape") were sold to an unaffiliated third party for $5,140,000, resulting in a gain of approximately $290,000 which was recognized in the financial statements of the Partnership's Form 10-Q for the quarter ending December 31, 2003.


Note 4 - Commitments and Contingencies

Whittier Plaza Associates
-------------------------
Whittier Plaza Associates Limited Partnership ("Whittier") has sustained continuous losses since commencement of operations in 1988. Whittier has experienced lower rental income than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced funds since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $99,000.

Alexis Park Apartments
----------------------
A hazardous waste issue has affected Alexis Park for nearly 13 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis Park in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Alexis Park was sold on September 21, 2004 (see Note 3).

Westminster Place II - Olive Site, L.P.
---------------------------------------
The rental subsidy of Westminster Place II - Olive Site, L.P. ("Westminster") will be depleted during 2004. This subsidy represents approximately 16% of Westminster's rental revenue. Westminster submitted a rent increase to the Missouri Housing Development Commission and a 7% rent increase was approved. The rental increase should facilitate Westminster's ability to meet its financial obligations, despite the elimination of the rental subsidy.

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and the Department of Housing and Urban Development ("HUD"). In the event of a substantial violation of the provisions of certain agreements between Gramco and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the grant together with any interest will be forgiven. Proceeds from the grant have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2004. As of September 30, 2004, the Partnership has advanced approximately $1,155,000 to Williamsburg.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through September 30, 2004, the Partnership's investment in the property and the related assets and liabilities of three Local Partnerships have been sold and it has sold its limited partnership interest in one Local Partnership.

The  Partnership's  primary sources of funds are (i) working  capital  reserves;
(ii) interest earned on working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds. All of these sources of funds, none of which are significant, are available to meet obligations of the Partnership. During the six months ended September 30, 2004, approximately $1,500 of distributions were received by the Partnership from operations of the Local Partnerships.

During the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $423,000. This increase was due to cash provided by operating activities ($1,482,000), a decrease in cash held in escrow relating to investing activities ($18,000) and an increase in due to selling partners ($4,000) which exceeded acquisitions of property and equipment ($212,000), repayments of mortgage notes ($867,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,000). In the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,622,000).

Partnership management fees owed to the General Partners amounting to approximately $13,413,000 and $12,713,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

During the fiscal year ended March 31, 2004, Polynesian and Seagrape (the "2003 Sold Assets") sold their properties and the related assets and liabilities. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 30, 2004 and 2003, excluding the 2003 Sold Assets, other income, repairs and maintenance, operating and insurance. The results of operations for the three and six months ended September 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the Local Partnerships.

Rental income decreased approximately 4% and 3% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the 2003 Sold Assets, rental income increased approximately 2% and 3% primarily due to rental rate increases.

Other income decreased approximately $36,000 and $83,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the 2003 Sold Assets, other income decreased $31,000 and $44,000 primarily due to the receipt of insurance proceeds at one Local Partnership in the prior year.

Total expenses, excluding the 2003 Sold Assets, repairs and maintenance, operating and insurance, remained fairly consistent with decreases of approximately 3% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

Repairs and maintenance increased approximately $349,000 for the six months ended September 30, 2004 as compared to the corresponding period in 2003. Excluding the 2003 Sold Assets, repairs and maintenance increased approximately $439,000 primarily due to increased security costs and nonrecurring improvements at one Local Partnership, plumbing and heating repairs at a second Local Partnership, increased interior repairs at a third and fourth Local Partnership and increased turnover costs, maintenance supplies and payroll at a fifth Local Partnership.

Operating expenses increased approximately $132,000 and $90,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. Excluding the 2003 Sold Assets, operating increased approximately $145,000 and $114,000 primarily due to higher natural gas costs at one Local Partnership in 2004 and higher water and sewer costs at a second Local Partnership in 2004.

Insurance decreased approximately $93,000 for the three months ended September 30, 2004 as compared to the corresponding period in 2003. Excluding the 2003 Sold Assets, insurance decreased approximately $74,000 primarily due to an underaccrual in the first quarter of 2004 at three Local Partnerships which was corrected in the second quarter of 2004.

General and administrative, taxes and interest decreased approximately $228,000 and $388,000, $35,000 and $53,000, and $204,000 and $498,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to decreases relating to the 2003 Sold Assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of Related Credit Properties II L.P., has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

       (3B) Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s Registration Statement on Form S-11 Registration No. 33-21429).

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

Date: November 1, 2004

                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             President (Chief Executive Officer and
                             Chief Financial Officer)



                     By: LIBERTY GP II INC.,
                         a General Partner

Date: November 1, 2004

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

Date: November 1, 2004

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President


                         and

                         By: Liberty GP II Inc.,
                             its General Partner

Date: November 1, 2004

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 1, 2004
               ----------------

                                By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Chief Executive Officer and
                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     November 1, 2004