Form 10-Q
period 2004-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2005-02-11
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2004

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
                                   (Unaudited)

                                                =============     ==============
                                                 December 31,        March 31,
                                                    2004               2004
                                                -------------     -------------
ASSETS
Operating Assets:
   Property and equipment, net of
    accumulated depreciation
    of $97,417,236 and $102,005,231,
    respectively                                $ 104,498,548     $ 121,262,827
   Cash and cash equivalents                        2,169,154         1,838,615
   Cash held in escrow                              7,839,922         8,314,043
   Deferred costs, net of accumulated
    amortization of $2,181,560 and
    $2,214,346, respectively                        2,204,248         2,333,029
   Other assets                                     4,198,658         4,306,926
                                                -------------     -------------

Total operating assets                            120,910,530       138,055,440
                                                -------------     -------------

Discontinued Assets (Note 5):
   Property and equipment held for sale,
    net of accumulated depreciation
    of $5,394,086 and $0,
    respectively                                    7,720,738                 0
   Net assets held for sale                           243,342                 0
                                                -------------     -------------
Total discontinued assets                           7,964,080                 0
                                                -------------     -------------

Total assets                                    $ 128,874,610     $ 138,055,440
                                                =============     =============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                =============     ==============
                                                 December 31,        March 31,
                                                    2004               2004
                                                -------------     -------------
LIABILITIES AND PARTNERS' DEFICIT
Operating Liabilities:
  Mortgage notes payable                        $  85,411,078     $  96,557,630
  Accounts payable and other
   liabilities                                      7,598,314         7,948,887
  Due to local general partners and
   affiliates                                      14,769,828        14,797,705
  Due to general partners and affiliates           15,705,212        15,634,778
  Due to selling partners                           2,579,994         2,574,369
                                                -------------     -------------
Total operating liabilities                       126,064,426       137,513,369
                                                -------------     -------------

Discontinued Liabilities (Note 5):
  Mortgage notes payable of asset
   held for sale                                    5,275,000                 0
  Net liabilities held for sale                     2,837,339                 0
                                                -------------     -------------
Total discontinued liabilities                      8,112,339                 0
                                                -------------     -------------

Total liabilities                                 134,176,765       137,513,369
                                                -------------     -------------

Minority interest                                     317,373         2,123,287
                                                -------------     -------------

Commitments and contingencies (Note 4)

Partners' deficit
  Limited partners (115,917.5 BACs
   issued and outstanding)                         (4,532,649)         (534,720)
  General partners                                 (1,086,879)       (1,046,496)
                                                -------------     -------------
Total partners' deficit                            (5,619,528)       (1,581,216)
                                                -------------     -------------
Total liabilities and partners' deficit         $ 128,874,610     $ 138,055,440
                                                =============     =============


See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                              ============================    ============================
                                   Three Months Ended              Nine Months Ended
                                       December 31,                    December 31,
                              ----------------------------    ----------------------------
                                  2004            2003*           2004            2003*
                              ----------------------------    ----------------------------
Operations:

Revenues
Rentals, net                  $  5,948,998    $  5,898,995    $ 17,805,015    $ 17,465,431
Other                               46,285          82,770         218,448         290,503
                              ------------    ------------    ------------    ------------

Total revenue                    5,995,283       5,981,765      18,023,463      17,755,934
                              ------------    ------------    ------------    ------------

Expenses
General and ad-
  ministrative                   1,595,038       1,535,525       4,644,891       4,851,444
General and admini-
  strative - related
  parties (Note 2)                 644,701         655,768       1,901,572       1,915,251
Repairs and main-
  tenance                        1,338,037       1,498,531       4,093,298       3,780,325
Operating                          605,911         575,769       2,270,351       2,120,567
Taxes                              206,614         164,666         637,532         581,092
Insurance                          444,992         329,287       1,206,244       1,103,460
Interest                         1,107,365       1,514,077       3,500,202       4,073,485
Depreciation and
  amortization                   1,647,508       1,650,039       4,942,742       4,931,191
                              ------------    ------------    ------------    ------------
Total expenses                   7,590,166       7,923,662      23,196,832      23,356,815
                              ------------    ------------    ------------    ------------

Loss from operations
  before minority interest      (1,594,883)     (1,941,897)     (5,173,369)     (5,600,881)
Minority interest in
  loss (income) of sub-
  sidiaries from operations        (89,298)        (12,006)         31,832          71,956
                              ------------    ------------    ------------    ------------

Loss from operations            (1,684,181)     (1,953,903)     (5,141,537)     (5,528,925)
                              ------------    ------------    ------------    ------------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                   (continued)

                              ============================    ============================
                                   Three Months Ended              Nine Months Ended
                                       December 31,                    December 31,
                              ----------------------------    ----------------------------
                                  2004            2003*           2004            2003*
                              ----------------------------    ----------------------------
Discontinued operations:

Income (loss) from dis-
  continued operations
  (including gain (loss)
  on sale of properties)
  (Notes 3 and 5)                1,272,080         (70,507)      1,103,225        (454,477)
                              ------------    ------------    ------------    ------------

Net loss:                     $   (412,101)   $ (2,024,410)   $ (4,038,312)   $ (5,983,402)
                              ============    ============    ============    ============

Loss from operations -
  limited partners              (1,667,339)     (1,934,364)     (5,090,122)     (5,473,636)
Income (loss) from dis-
  continued operations
  (including gain (loss) on
  sale of properties) -
  limited partners               1,259,359         (69,802)      1,092,193        (449,932)
                              ------------    ------------    ------------    ------------

Net loss - limited
  partners                    $   (407,980)   $ (2,004,166)   $ (3,997,929)   $ (5,923,568)
                              ============    ============    ============    ============

Number of units
  outstanding                    115,917.5       115,917.5       115,917.5       115,917.5
                              ============    ============    ============    ============

Loss from operations
  per unit                    $     (14.38)   $     (16.69)   $     (43.91)   $     (47.22)
Income (loss) from
  discontinued operations
  (including gain (loss) on
  sale of properties)
  per unit                           10.86           (0.60)           9.42           (3.88)
                              ------------    ------------    ------------    ------------

Net loss
  per limited
  partner unit                $      (3.52)   $     (17.29)   $     (34.49)   $     (51.10)
                              ============    ============    ============    ============


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                      =========================================
                                      Limited        General
                         Total        Partners       Partners
                      -----------------------------------------
Partners' deficit -
  April 1, 2004       $(1,581,216)   $  (534,720)   $(1,046,496)

Net loss               (4,038,312)    (3,997,929)       (40,383)
                      -----------    -----------    -----------

Partners' deficit -
  December 31, 2004   $(5,619,528)   $(4,532,649)   $(1,086,879)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ===========================
                                                        Nine Months Ended
                                                           December 31,
                                                   ---------------------------
                                                      2004            2003*
                                                   ---------------------------
Cash flows from operating activities:

Net loss                                           $(4,038,312)   $(5,983,402)
                                                   -----------    -----------
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
(Income) loss from discontinued
  operations                                        (1,103,225)       454,477
Depreciation and amortization                        4,942,742      4,931,191
Minority interest in loss of
  subsidiaries                                         (31,832)       (71,956)
Decrease in cash held in escrow                         58,734        542,282
Decrease in other assets                               101,696        416,930
Increase (decrease) in accounts
  payable and other liabilities                        146,432     (1,904,522)
Increase in due to local general
  partners and affiliates                              607,899      2,562,088
Decrease in due to local general
  partners and affiliates                             (433,714)    (2,188,047)
Increase in due to general partners
  and affiliates                                       657,230      1,405,155
                                                   -----------    -----------
Total adjustments                                    4,945,962      6,147,597
                                                   -----------    -----------

Net cash provided by operating
  activities                                           907,650        164,196
                                                   -----------    -----------

Cash flows from investing activities:

Proceeds from sale of properties                       600,000        834,392
Acquisitions of property and
  equipment                                           (267,628)      (457,057)
Decrease (increase) in cash held
  in escrow                                            258,508       (221,427)
                                                   -----------    -----------
Net cash provided by investing
  activities                                           590,880        155,908
                                                   -----------    -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ===========================
                                                        Nine Months Ended
                                                           December 31,
                                                   ---------------------------
                                                      2004            2003*
                                                   ---------------------------
Cash flows from financing activities:

Increase in deferred costs                                   0        (71,686)
Repayments of mortgage notes                        (1,172,105)      (928,852)
Increase in due to selling
  partners                                               5,625          5,625
(Decrease) increase in capitalization
  of consolidated subsidiaries
  attributable to minority
  interest                                              (1,511)       603,945
                                                   -----------    -----------

Net cash used in financing activities               (1,167,991)       (390,968)
                                                   -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                     330,539        (70,864)
                                                   -----------    -----------

Cash and cash equivalents at
  beginning of period                                1,838,615      1,577,939
                                                   -----------    -----------

Cash and cash equivalents at
  end of period                                    $ 2,169,154    $ 1,507,075
                                                   ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ===========================
                                                        Nine Months Ended
                                                           December 31,
                                                   ---------------------------
                                                      2004            2003*
                                                   ---------------------------

Summarized below are the
  components of the discontinued
  operations (including (gain)loss on
  sale of properties - Notes 3 and 5):

Decrease in property and
  equipment - net of accumulated
  depreciation                                     $ 4,479,450    $ 8,897,091
Increase in cash and cash equivalents                  (14,324)             0
Increase in cash held in escrow                        (21,115)      (203,632)
Decrease in deferred costs                               8,078         46,653
Increase in other assets                               (34,772)      (118,739)
Decrease in mortgage notes payable                  (4,699,447)    (6,710,473)
(Decrease) increase in accounts payable
  and other liabilities                               (158,249)     2,199,458
Decrease in due to local general
  partners and affiliates                             (202,062)    (1,935,892)
Increase in due to general
  partners and affiliates                              187,787        119,363
Minority interest in loss of subsidiaries              (48,571)    (1,004,960)


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2004 and 2003 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 24 and 26 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of December 31, 2004, the Partnership has disposed of five of its twenty-seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $297,000 and $0 and $737,000 and $0 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


The books and records of the Partnership are maintained on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring
adjustments)   necessary  to  present  fairly  the  financial  position  of  the
Partnership as of December 31, 2004, the results of operations of the Partnership for the three and nine months ended December 31, 2004 and 2003 and the cash flows of the Partnership for the nine months ended December 31, 2004 and 2003, respectively. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the year.

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

Rental income is recognized as rent becomes due and charged to tenants accounts receivable if not received by the due date. Rental income is typically due the first day of each month, but can vary by property due to the terms of each tenant's lease. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is received and applied. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partners also has a minority interest in certain subsidiary partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 classified as "Operations" on the Consolidated Statements of Operations were as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2004         2003*        2004         2003*
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  350,000   $  365,000   $1,050,000   $1,095,000
Expense reimburse-
  ment (b)                         60,506       67,355      148,336      145,483
Property management
  fees incurred to
  affiliates of the
  General Partners (c)            104,486      100,157      313,456      300,472
Local administrative
  fee (d)                          10,750       10,500       33,250       31,500
                               ----------   ----------   ----------   ----------
Total general and ad-
  ministrative-General
  Partners                        525,742      543,012    1,545,042    1,572,455
                               ----------   ----------   ----------   ----------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (c)                    118,959      112,756      356,530      342,796
                               ----------   ----------   ----------   ----------
Total general and admi-
  nistrative-related parties   $  644,701   $  655,768   $1,901,572   $1,915,251
                               ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $13,763,000 and $12,713,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $401,164 and $394,949 and $1,198,183 and $1,255,782 for the three and nine months ended December 31, 2004 and 2003, respectively. Of these fees, $223,445 and $212,913 and $669,986 and $643,268, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $104,486 and $100,157 and $313,456 and $300,472 for the three and nine months ended December 31, 2004 and 2003, respectively, which were also incurred to affiliates of the Partnership.

(d) Liberty Associates II L.P., a General Partner and a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an unaffiliated third party purchaser for $7,097,000, resulting in a loss of approximately $1,497,000, which will be recognized in the financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


of the Partnership's Annual Report on Form 10-K during the period ended March 31, 2005.

On September 21, 2004, the Partnership's limited partner interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the property, but in no event later than 10 years. The sale resulted in a gain of approximately $606,000.

On March 2, 2004, a letter of intent with an unaffiliated third party was executed to purchase the property and the related assets and liabilities of Goodfellow Place Limited Partnership for a purchase price of $100,000 plus the existing debt. No assurance can be given that the closing will actually occur.

On August 15, 2003, the property and the related assets and liabilities of Polynesian Apartments Associates, Limited Partnership ("Polynesian") were sold to an unaffiliated third party purchaser for $2,700,000, resulting in a loss of approximately $287,000.

On August 15, 2003, the property and the related assets and liabilities of Seagrape Village Associates, Limited Partnership ("Seagrape") were sold to an unaffiliated third party purchaser for $5,140,000, resulting in a loss of approximately $260,000.


Note 4 - Commitments and Contingencies

Whittier Plaza Associates
-------------------------
Whittier Plaza Associates Limited Partnership ("Whittier") has sustained continuous losses since commencement of operations in 1988. Whittier has experienced lower rental income than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $469,000 since 1988 to fund operating cash

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $99,000.

Westminster Place II - Olive Site, L.P.
---------------------------------------
The rental subsidy of Westminster Place II - Olive Site, L.P. ("Westminster") was depleted during 2004. This subsidy represents approximately 16% of
Westminster's rental revenue. Westminster submitted a rent increase to the Missouri Housing Development Commission and a 7% rent increase was approved. The rental increase should facilitate Westminster's ability to meet its financial obligations, despite the elimination of the rental subsidy.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and it is expected to continue to do so during 2005. As of December 31, 2004, the Partnership has advanced approximately $1,256,000 to Williamsburg.

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") was involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Discovery is ongoing. The plaintiffs have alleged assault and battery as well as wrongful eviction. The plaintiffs are seeking unspecified damages and have not made a demand. The judge has now ordered mediation to take place before April 1, 2005;

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


however, given the facts and circumstances of this case, it is quite unlikely mediation will resolve any of the issues. Trial has been rescheduled for October 11, 2005. Property Development intends to vigorously defend the matter. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development was sold on December 30, 2004 (see Note 3).


Note 5 - Discontinued Operations

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations. As of December 31, 2004 and for the three and nine month periods ended December 31, 2004, Property Development and Alexis Park were classified as discontinued operations in the Consolidated Financial Statements. For the three and nine month periods ended December 31, 2003, Property Development, Alexis Park, Polynesian and Seagrape were classified as discontinued operations on the consolidated financial statements.

                                     ===========   ==========
                                     December 31,  March 31,
                                        2004         2004
                                     -----------   ----------
Assets
  Property and equipment - less
   accumulated depreciation of
   $5,394,086 and $0, respectively   $7,720,738    $        0
  Cash and cash equivalents              14,324             0
  Cash held in escrow                   177,994             0
  Deferred costs, net of accumul-
   ated amortization of $151,887
   and $0, respectively                   9,680             0
  Other assets                           41,344             0
                                     ----------    ----------
Total assets                         $7,964,080    $        0
                                     ==========    ==========

Liabilities
  Mortgage notes payable              5,275,000             0
  Accounts payable and other            338,756             0
  Due to general partners and
   affiliates                           774,583             0
  Minority interest                   1,724,000             0
                                     ----------    ----------
Total liabilities                    $8,112,339    $        0
                                     ==========    ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)

                                  ==========================    ==========================
                                     Three Months Ended             Nine Months Ended
                                          December 31,                  December 31,
                                  --------------------------    --------------------------
                                     2004           2003           2004           2003
                                  --------------------------    --------------------------

Revenues                          $ 1,441,852    $   789,620    $ 2,717,607    $ 2,740,684
Gain (loss) on sale of
  properties (Note 3)                 606,265       (546,734)       606,265       (546,734)
                                  -----------    -----------    -----------    -----------
Total revenue                       2,048,117        242,886      3,323,872      2,193,950
                                  -----------    -----------    -----------    -----------

Total expenses                        776,037      1,239,589      2,269,218      3,653,387
                                  -----------    -----------    -----------    -----------

Income (loss) before
  minority interest                 1,272,080       (996,703)     1,054,654     (1,459,437)
Minority interest in
  loss of subsidiaries
  from discontinued
  operations                                0        926,196         48,571      1,004,960
                                  -----------    -----------    -----------    -----------
Total income
  (loss) from discontinued
  operations (includ-
  ing gain (loss) on
  sale of properties)             $ 1,272,080    $   (70,507)   $ 1,103,225    $  (454,477)
                                  ===========    ===========    ===========    ===========

Income (loss) -
  limited partners
  from discontinued
  operations (includ-
  ing gain (loss) on
  sale of properties)              $1,259,359    $   (69,802)   $ 1,092,193    $  (449,932)
                                  ===========    ===========    ===========    ===========

Number of BACs
  outstanding                       115,917.5      115,917.5      115,917.5      115,917.5
                                  ===========    ===========    ===========    ===========

Income (loss)
  discontinued
  operations (includ-
  ing gain (loss) on
  sale of properties)
  per BAC                         $     10.86    $     (0.60)         $9,42    $     (3.88)
                                  ===========    ===========    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership has invested all of the net proceeds of its original offering in twenty-seven Local Partnerships. Through December 31, 2004, the Partnership's investment in the property and the related assets and liabilities of four Local Partnerships have been sold and it has sold its limited partnership interest in one Local Partnership.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. During the nine months ended December 31, 2004, approximately $1,500 of distributions were received by the Partnership from operations of the Local Partnerships.

During the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $331,000. This increase was due to cash provided by operating activities ($908,000), proceeds from sale of properties ($600,000) a decrease in cash held in escrow relating to investing activities ($259,000) and an increase in due to selling partners ($6,000) which exceeded acquisitions of property and equipment ($268,000), repayments of mortgage notes ($1,172,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,000). In the adjustments to reconcile the net loss to net cash provided by operating are income from discontinued operations (including gain (loss) on sale of properties) ($1,103,000) and depreciation and amortization ($4,943,000).

Partnership management fees owed to the General Partners amounting to approximately $13,763,000 and $12,713,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

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

Discontinued Operations
-----------------------

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2004 and 2003 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships. The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 31, 2004 and 2003, excluding discontinued operations, other income, repairs and maintenance, taxes, insurance and interest.

Rental income increased approximately 1% and 2% for the three and nine months ended December 31, 2004, as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Other income decreased approximately $36,000 and $72,000 for the three and nine months ended December 31, 2004, as compared to the corresponding periods in 2003, primarily due to the receipt of insurance proceeds at one Local Partnership in the second quarter of 2003, the receipt of a one time refund for water and sewer at a second Local Partnership in the third quarter of 2003 and a decrease in interest income earned on replacement reserves at a third Local Partnership during 2004.

Total expenses, excluding repairs and maintenance, taxes, insurance and interest, remained fairly consistent with an increase of approximately 2% and a decrease of approximately 1% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

Repairs and maintenance decreased approximately $160,000 for the three months ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to increased security costs and insurance proceeds from fire damage at one Local Partnership in the three months ended December 31, 2003.

Taxes increased approximately $42,000 and $56,000 for the three and nine months ended December 31, 2004, as compared to the corresponding periods in 2003, primarily due to the underaccrual of taxes in the prior year at two Local Partnerships.

Insurance increased approximately $116,000 and $103,000 for the three and nine months ended December 31, 2004, as compared to the corresponding periods in 2003, primarily due to an increase in premiums at one Local Partnership, an overaccrual at a second Local Partnership in the quarter ended September 30, 2003 and an underaccrual at a third Local Partnership in the quarter ended December 31, 2003.

Interest decreased approximately $407,000 and $573,000 for the three and nine months ended December 31, 2004, as compared to the corresponding periods in 2003, primarily due to an overaccrual at three Local Partnerships in the prior year.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

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


Date: February 11, 2005

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President (Chief Executive Officer
                                    and Chief Financial Officer)



                        By: LIBERTY GP II INC.,
                            a General Partner

Date: February 11, 2005

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

Date: February 11, 2005

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President


                            and

                            By: Liberty GP II Inc.,
                                its General Partner

Date: February 11, 2005

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 11, 2005
               -----------------

                                     By:  /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 11, 2005