Form 10-K
period 2005-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2005-06-24
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3458180
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial   Assignment    Certificates   (including   underlying   Limited
     Partnership Interests)
     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $(4,125,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1.  Business

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit" and together with the Housing Tax Credit, the "Tax Credits"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2005, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. Through the fiscal year ended March 31, 2005, the property and the related assets and liabilities of four Local Partnerships and the limited Partnership interest of one Local Partnership were sold. See Item 2, Properties.

Liberty Associates is the special limited partner in all remaining 22 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

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

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Tax Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has recorded approximately $5,407,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. As of March 31, 2005, the Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of a portion of the Tax Credits. The Partnership generated 14,364 and $20,509 in Tax Credits during the 2003 and 2002 Fiscal Years, respectively.

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

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partner of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). As of March 31, 2005, all operating deficit guarantees have expired. Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.

As of March 31, 2005, the Partnership has not made any cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve this investment objective.

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

Sale of Properties
------------------

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2005, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in one Local Partnership were sold. Through the fiscal year ended March 31, 2005 the Partnership has disposed of five of its twenty-seven original investments. All gains and losses on sales are included in discontinued operations.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the local general partner for $7,097,000, resulting in a Local General Partner distribution of approximately $1,218,000.

On September 21, 2004, the Partnership's limited partner interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the property, but in no event later than 10 years. The sale resulted in a gain of approximately $934,000.

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

Item 2. Properties.

The Partnership had acquired an interest as a limited partner in 27 Local Partnerships. During the fiscal year ended March 31, 2005, the property and the related assets and liabilities of one Local Partnership and the limited Partnership interest of one Local Partnership were sold. Through the fiscal year ended March 31, 2005, the property and the related assets and liabilities of four Local Partnerships and the limited partnership interest in one Local Partnership were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Except for the seven Local Partnerships listed below, the following is the allocation of ownership percentage for each of the Local Partnerships:


Local General Partner                                           1%
Special Limited Partner                                         1%
Limited Partner - Liberty Tax Credit Plus II L.P.              98%


                                              Local              Special          Liberty Tax             Other
                                        General Partner(s)   Limited Partner   Credit Plus II L.P.  Limited Partners*
                                        ------------------  -----------------  -------------------  -----------------
Concourse Artists                               1%                 1%                   19%                 79%
Grand Concourse                                 1%                 1%                   19%                 79%
Robin Housing                                   1%                 1%                   19%                 79%
Willoughby-Wyckoff                              1%                 1%                   19%                 79%
Penn Alto                                       1%                 1%                78.20%              19.80%
United Glen Arden I                             1%                 1%                73.52%              24.48%
Property Development Associates **              1%                 1%                66.33%              31.67%


*    Each is an affiliate of the Partnership with the same management.
**   Sold on December 30, 2004.

                           Local Partnership Schedule
                           --------------------------


                                                                          % of Units Occupied at May 1,
              Name and Location                                      --------------------------------------
              (Number of Units)                     Date Acquired     2005    2004    2003    2002    2001
-----------------------------------------------     --------------   ------  ------  ------  ------  ------
Polynesian Apartments Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (84)                                July 1988          (b)     (b)      98      99      99
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                               July 1988          (b)     (b)      98      99      98
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                             December 1988       98      96      91      98      99
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                                October 1988        98      98      94      93      93
Property Development Associates, L.P.
  Kansas City, MO (232)                             December 1988      (c)      82      81      78      84
Whittier Plaza Associates Limited Partnership
  St. Louis, MO (27)                                December 1988       89     100     100      96     100
United-Glen Arden I Limited Partnership
  Glen Arden, MD (354)                              December 1988       94      95      97      98      98
United-Glen Arden II Limited Partnership
  Glen Arden, MD (238)                              December 1988       96      99      98      99      99
Rolling Green Limited Partnership
  Chicago, IL (224)                                 December 1988       93      99      95      90      96
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                                  December 1988       91      96     100     100      93
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                                December 1988       98     100      98      98      98
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                                 December 1988       94      94     100     100     100
Upper Fifth Avenue Residential Associates, L.P.
  New York, NY (151)                                January 1989        94      98      97     100      99
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                                 January 1989       100     100     100     100     100
General Atlantic Second Avenue Associates,
  L.P
  (a Delaware Limited Partnership)
  New York, NY (18)                                 January 1989       100      94     100     100     100
Church Lane Associates
  Germantown, PA (40)                               February 1989      100      98     100     100      98
Campeche Isle Apartments Limited Partnership
  Galveston, TX (208)                               May 1989           (a)     (a)     (a)     (a)      96
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                                   November 1988       96      99      96      98      93
Concourse Artists Housing Associates
  (a Limited Partnership)
  Bronx, NY (23)                                    November 1988      100      96      96     100      96
2051 Grand Concourse Housing Associates
  (a Limited Partnership)
  Bronx, NY (63)                                    November 1988       97      95      98      91     100
Willoughby-Wyckoff Housing Associates
  (a Limited Partnership)
  Brooklyn, NY (68)                                 November 1988       93      94      99     100      87
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                                May 1989            90      94      97      93      92
Penn Alto Associates Limited Partnership
  Altoona, PA (150)                                 June 1989           90      83      84      83      82
Gramco Development Limited Dividend
  Partnership, L.P.
  Bayamon, PR (300)                                 July 1989           92      92      98      98      98
Alexis Park Apartments A Louisiana Partnership
  in Commendam
  Bossier City, LA (280)                            July 1989          (d)      91      96      86      86
Williamsburg Residential, L.P.
  Wichita, KS (76)                                  August 1989         90      76      81      93     100
Victory Apartments
  Chicago, IL (107)                                 September 1989     100      95      94      94      95


(a) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7 below).
(b) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Item 7 below).
(c) The property and the related assets and liabilities was sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(d) The Limited Partnership Interest was sold during the fiscal year ended March 31, 2005 (see Item 7 below).


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

Management periodically reviews the physical state of the Properties and suggests to the respective Local General Partners budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

Management periodically reviews the insurance coverage of the Properties and subject to budget constraints recommends to the respective Local General Partners additional coverage if warranted. Management believes that coverage is presently adequate.

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

Item 3.  Legal Proceedings

This information is incorporated by reference to the discussion of Alexis Park Apartments contained under the heading "Results of Operations of Certain Local Partnerships" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None


                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

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

As of May 4, 2005, the Partnership had 8,518 registered holders of an aggregate of 115,917.5 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate  capital  contribution  of  $2,000,  are  held  by the  three  General
Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions. However, the Partnership has not made any distributions to BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financia information is set forth in the audited financial statements in Item 8 hereof.

                                                                 Years Ended March 31,
                                   --------------------------------------------------------------------------------

          OPERATIONS                   2005             2004*            2003*            2002*            2001*
-------------------------------    ------------     ------------     ------------     ------------     ------------
Revenues                           $ 19,949,527     $ 19,444,868     $ 19,522,826     $ 19,684,981     $ 19,413,526

Operating expenses                  (25,667,714)     (25,949,560)     (25,959,956)     (25,900,048)     (24,815,895)
                                   ------------     ------------     ------------     ------------     ------------

Loss from operations before
 minority interest and
 extraordinary items                 (5,718,187)      (6,504,692)      (6,437,130)      (6,215,067)      (5,402,369)

Minority interest in loss of
 subsidiaries from operations            35,139          157,199           54,728           77,927           95,388

Income (loss) from discontinued
 operations including gain
 (loss) on sale and minority
 interest                             1,059,225       (1,122,509)      (1,578,975)      (1,848,508)      (2,311,758)

Extraordinary item -
 forgiveness of indebtedness                  0                0                0        1,802,622          695,154
                                   ------------     ------------     ------------     ------------     ------------

Net loss                           $ (4,623,823)    $ (7,470,002)    $ (7,961,377)    $ (6,183,026)    $ (6,923,585)
                                   ============     ============     ============     ============     ============

Per unit amounts:

Loss from operations before
 extraordinary item per BAC        $     (48.54)    $     (54.21)    $     (54.50)    $     (52.40)    $     (45.33)

Income (loss) from discontinued
 operations including gain
 (loss) on sale and minority
 interest per BAC                          9.05            (9.59)          (13.49)          (15.79)          (19.74)

Extraordinary item per BAC                    0                0                0            15.40             5.94
                                   ------------     ------------     ------------     ------------     ------------

Net loss per BAC                   $     (39.49)    $     (63.80)    $     (67.99)    $     (52.80)    $     (59.13)
                                   ============     ============     ============     ============     ============

                                                                 Years Ended March 31,
                                   -------------------------------------------------------------------------------

      FINANCIAL POSITION               2005             2004             2003             2002             2001
-------------------------------    ------------     ------------     ------------     ------------     ------------
Total assets                       $121,633,650     $138,055,440     $153,051,595     $163,751,533     $172,524,072
                                   ============     ============     ============     ============     ============

Total liabilities                  $127,239,339     $137,513,369     $144,869,224     $147,385,098     $149,472,020
                                   ============     ============     ============     ============     ============

Minority interest                  $    561,850     $  2,123,287     $  2,293,585     $  2,516,272     $  3,018,863
                                   ============     ============     ============     ============     ============

Total partners' (deficit)
 capital                           $ (6,167,539)    $ (1,581,216)    $  5,888,786     $ 13,850,163     $ 20,033,189
                                   ============     ============     ============     ============     ============

* Reclassified for comparative purposes.

During the years ended March 31, 2001 and 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2003, 2004 and 2005, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2005, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in one Local Partnership were sold. Through the fiscal year ended March 31, 2005, the properties and the related assets and liabilities of four Local Partnerships were sold and the limited partnership interest in one Local Partnership was sold. For a discussion of these sales, see Sale of Properties (Note 10 in Item
8).

Short-Term
----------

During the year ended March 31, 2005, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the year ended March 31, 2005, cash distributions of approximately $4,000 were received by the Partnership from operations of the Local Partnerships. Additionally, during the year ended March 31, 2005, approximately $1,000,000 of sales proceeds were received by the Partnership from the sale of Local Partnerships, which includes two promissory notes of $200,000 each.

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

During  the years  ended  March 31,  2005,  2004 and  2003,  respectively,  cash distributions received from operations of the Local Partnerships were approximately $4,000, $42,000 and $156,000. The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

During the year ended March 31, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,104,000. This increase was due to cash provided by operating activities ($2,489,000), proceeds from sale of properties ($600,000), an increase in due to selling partners ($127,000), a net increase in due to local general partners and affiliates ($35,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($246,000) and a decrease in cash held in escrow ($276,000) which exceeded an increase in deferred costs ($123,000), acquisitions of property and equipment ($1,189,000) and repayments of mortgage notes ($1,357,000). In the adjustments to reconcile the net loss to net cash provided by operating activities are loss from discontinued operations ($1,059,000) and depreciation and amortization ($5,804,000).

Total expenses for the years ended March 31, 2005, 2004 and 2003, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $13,227,309, $13,780,748 and $12,238,127, respectively.
Accounts payable and other liabilities totaled $4,052,837 and $6,048,246, respectively, which are comprised of the following amounts:

                                                             March 31,
                                                  ------------------------------
                                                     2005                2004
                                                  ----------          ----------
Accounts payable                                  $3,180,337          $4,871,140

Security deposits payable                            872,500           1,177,106
                                                  ----------          ----------

   Total accounts payable                         $4,052,837          $6,048,246
                                                  ==========          ==========

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of March 31, 2005 and 2004 was $1,862,461 and $1,900,641, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $14,088,000 and $12,713,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partners' continued accrual without payment of these fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to continue to do so.

Long-Term
---------

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the 15-year compliance period during which the Properties must comply with various rent and other restrictions.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.

                                              Less than        1 - 3          3 -5         More than
                                 Total         1 Year          Years          Years         5 Years
                              -----------    -----------    -----------    -----------    -----------
Mortgage notes payable (a)    $65,591,884    $ 2,437,735    $ 4,798,474    $ 2,738,087    $55,617,588
                              ===========    ===========    ===========    ===========    ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $399,000 including principal and interest at rates varying from 1% to 15% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2005, the Partnership did not record a loss on impairment of assets. Through March 31, 2005, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

In accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnership that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at March 31, 2005, Rolling Green Limited Partnership ("Rolling Green") and Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth"). See Note 12 regarding discontinued operations.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                   Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $132,210       $111,060       $140,010
Other                                      665,510        653,571        588,240
                                          --------       --------       --------
  Total other revenue                     $797,720       $764,631       $728,250
                                          ========       ========       ========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                   Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $      0       $  1,610       $  2,224
Other                                      896,917        200,741        202,117
                                          --------       --------       --------
  Total other revenue                     $896,917       $202,351       $204,341
                                          ========       ========       ========

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively).

The majority of the Local  Partnerships'  revenues continue to be in the form of
rental  income  with  the  corresponding   expenses  divided  among  operations,
depreciation and mortgage interest.

The Partnership had originally invested in 27 Local Partnerships. As of March 31, 2005, Property Development, Polynesian, Seagrape and Campeche sold their properties and the related assets and liabilities and Alexis Park sold its limited partnership interest. As of March 31, 2005, Rolling Green Limited

Partnership ("Rolling Green") and Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth") are classified as assets held for sale and are included in discontinued operations (see Note 12).

The net loss for the 2004, 2003 and 2002 Fiscal Years totaled $4,623,823, $7,470,002 and $7,961,377, respectively.

The Partnership no longer continues to meet its primary objective of generating Tax Credits for qualified BACs holders. The Partnership generated $14,364 and $20,509 in Tax Credits during the 2003 and 2002 Fiscal Years, respectively.

2004 vs. 2003
-------------

Rental income increased approximately 3% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to rental rate increases.

Total expenses, excluding taxes, remained fairly consistent with a decrease of approximately 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Taxes increased approximately $91,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to an increase in the annual real estate taxes at one Local Partnership, an increase in the annual real estate taxes and an increase in personal property payments made at a second Local Partnership and an increase in the assessed market value of the property at a third Local Partnership.

2003 vs. 2002
-------------

Rental income decreased approximately 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Total  expenses,  excluding  operating,  repairs  and  maintenance,   insurance,
financial and depreciation and amortization, increased approximately 6% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Repairs and maintenance increased approximately $718,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to sealing the building foundation at one Local Partnership, increased security costs, painting and wall repairs at a second Local Partnership and increased security costs and fire damage related repairs at a third Local Partnership.

Operating and other increased approximately $228,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in natural gas, water and sewer costs at several Local Partnerships.

Insurance increased approximately $168,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in premiums at the Local Partnerships.

Financial decreased approximately $516,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to mortgage refinancings at three Local Partnerships in the prior year.

Depreciation and amortization decreased approximately $1,054,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to the write-off of deferred financing fees relating to refinancings at three Local Partnerships in 2002.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $21,000 and $8,000 in the 2004 and 2003 Fiscal Years, respectively, and approximately $489,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $107,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2005 and 2004 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $24,000, $27,000 and $29,000 for the 2004, 2003 and 2002 Fiscal
Years.

Goodfellow Place Limited Partnership
------------------------------------
On March 2, 2004, Goodfellow Place Limited Partnership ("Goodfellow")'s management had entered into an agreement to sell the Project's assets for $100,000 plus assumption of the mortgage, with a closing date set for no later than April 30, 2005. Immediately after the sale, Management intended to liquidate Goodfellow. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Project and subsequent liquidation of the Partnership The sale did not occur by April 30, 2005 and the agreement was cancelled.

b)  Subsidiary Partnerships - Other

Property Development Associates, L.P.
-------------------------------------
Property Development Associates, L.P. ("Property Development") was involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Discovery is ongoing. The plaintiffs have alleged assault and battery as well as wrongful eviction. The plaintiffs are seeking unspecified damages and have not made a demand. Trial has been rescheduled for October 11, 2005. Property Development intends to vigorously defend the matter. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development was sold on December 30, 2004.

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

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2004 and is expected to continue to do so during 2005.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $721,000 and $724,000 at March 31, 2005 and 2004, respectively. Williamsburg's net loss after minority interest amounted to approximately $283,000, $229,000 and $142,000 for the 2004, 2003, and 2002 fiscal years, respectively. As of March 31, 2005, the Partnership has advanced Williamsburg approximately $1,365,000.

Alexis Park Apartments
----------------------
The limited partnership interest in this property was sold on September 21, 2004. The following disclosure relates to the period prior to the sale of Alexis Park Apartments ("Alexis").

The financial statements for Alexis have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

A hazardous waste issue has affected Alexis for nearly 14 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern during 2005.

At September 21, 2004, Alexis' current liabilities exceed its current assets by approximately $371,000 and the Local Partnership sustained an operating loss of approximately $56,000 for the period ended September 21, 2004. Although these conditions could raise substantial doubt about Alexis' ability to continue as a going concern, such doubt is alleviated because current liabilities includes approximately $220,000 of obligations that are payable to a related party that is not expected to require payments beyond Alexis' ability to pay and management expects operations to generate sufficient funds to satisfy Alexis' obligations for the next twelve months. Accordingly, management believes that Alexis has the ability to continue as a going concern for at least one year from September 21, 2004.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2005 and 2004 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net (income) loss after minority interest amounted to approximately $(745,000), $149,000 and $172,000, for the 2004, 2003 and 2002 Fiscal Years, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 15% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.


Item 8.   Financial Statements and Supplementary Data
                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a)1.     Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm                       14

          Consolidated Balance Sheets at March 31, 2005 and 2004                        74

          Consolidated  Statements of  Operations  for the Years Ended March 31,
          2005, 2004 and 2003                                                           75

          Consolidated  Statements of Changes in Partners' Deficit (Capital) for
          the Years Ended March 31, 2005, 2004 and 2003                                 76

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
          2005, 2004 and 2003                                                           77

          Notes to Consolidated Financial Statements                                    79

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 23 (2004 Fiscal Year), 26 (2003 Fiscal Year) and 27 (2002 Fiscal Year) subsidiary partnerships whose losses aggregated $3,727,702, $6,756,365 and $4,342,013 for the 2004, 2003 and 2002 Fiscal Years,
respectively, and whose assets constituted 81% and 98% of the Partnership's assets at March 31, 2005 and 2004, presented in the accompanying consolidated financial statements. The financial statements for 23 (2004 Fiscal Year), 26 (2003 Fiscal Year) and 27 (2002 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $98,382 (Fiscal 2004), $107,386 (Fiscal 2003) and $76,079 (Fiscal 2002) and their assets aggregated $1,970,877 and $1,970,814 at March 31, 2005 and 2004, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 17, 2005

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

/s/ Friedman Alpren & Green LLP
New York, New York
January 27, 2003

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners                          Puerto Rico Housing Finance Corporation
Metropolitan Towers Associates, L.P.     San Juan, Puerto Rico
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheets of Metropolitan Towers Associates, L.P., HUD Project No. RQ-46K-051-005, as of December 31, 2004 and 2003, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, L.P., as of December 31, 2004 and 2003 and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated January 28, 2005 on my consideration of Metropolitan Towers Associates, L.P.'s internal control over financial reporting and on my tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports are to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audits.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Metropolitan Towers Associates, L.P. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
San Juan, Puerto Rico
January 28, 2005

Stamp No. 2029003 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., Project No. 085-35415-PM, a limited partnership, as of December 31, 2004 and 2003, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated January 29, 2005 on our consideration of Westminster Place II - Olive Site, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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


/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 29, 2005

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


/s/ Rubin, Brown, Gornstein & Co. LLP
February 2, 2004
St. Louis, Missouri

[Letterhead of RBG & Co.]

Independent Auditors' Report

Partners
Property Development Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Property Development Associates, L.P., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Property Development Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 5, 2005

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

[Letterhead of RBG & Co.]

S2100-020

Independent Auditors' Report

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, Project No. 085-35412-PM-SR, a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 2, 2005 on our consideration of Whittier Plaza Associates Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and nto to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audit.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has sustained recurring losses from operations, lower than anticipated rental income, and has continually required a general partner to fund deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
February 2, 2005

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

/s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri
January 30, 2004

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 27, 2005

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 6, 2003

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2004, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 27, 2005

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 6, 2003

[Letterhead of SOLOMON & ASSOCIATES LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLLING GREEN LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Solomon & Associates LLC
Chicago, IL
January 28, 2005
(except for Note 15, as to which the date is February 15, 2005)

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

/s/ Solomon & Associates LLC
Chicago, IL
January 23, 2004

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2004, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 24 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Zayas, Morazzani & Co.

February 3, 2005
San Juan, Puerto Rico

Stamp No. 2073266 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

/s/ Zayas, Morazzani & Co.

February 6, 2004
San Juan, Puerto Rico

Stamp No. 2073265 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

/s/ Zayas, Morazzani & Co.

February 10, 2003
San Juan, Puerto Rico

Stamp No. 2073264 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

[Letterhead of Berdon LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
  East Two Thirty-Five Associates, L.P.

We have audited the accompanying consolidated balance sheet of East Two Thirty-Five Associates, L.P. and subsidiary (Delaware limited partnerships) as of December 31, 2004, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2003 were audited by other auditors whose report dated February 10, 2004 expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position n of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon LLP
Certified Public Accountants

New York, New York
February 11, 2005

[Letterhead of Sunil J. Shah]

INDEPENDENT AUDITORS' REPORT

To the Partners of
East Two Thirty-Five Associates, L.P.

I have audited the accompanying consolidated balance sheet of East Two Thirty-Five Associates, L.P. and subsidiary as (Delaware limited partnerships) as of December 31, 2003, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of East Two Thirty-Five Associates, L.P. and subsidiary as of December 31, 2002 were audited by other auditors whose report dated February 10, 2003 expressed an unqualified opinion on those statements.

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

/s/ Berdon, LLP
New York, N.Y.
February 10, 2003

[Letterhead of Berdon, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Upper Fifth Avenue Residential Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of Upper Fifth Avenue Residential Associates, L.P. (a Delaware limited partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2003, were audited by other auditors whose report dated February 6, 2004 expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Upper Fifth Avenue Residential Associates, L.P. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 1, 2005

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

New York, N.Y.
January 28, 2003

[Letterhead of Berdon, LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
West 107th Street Associates, L.P.

We have audited the accompanying balance sheet of West 107th Street Associates, L.P. (a Delaware limited partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of West 107th Street Associates, L.P. as of December 31, 2003 were audited by other auditors whose report dated January 19, 2004 expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of West 107th Street Associates, L.P. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 1, 2005

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

New York, N.Y.
January 9, 2003

[Letterhead of Berdon, LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
  General Atlantic Second Avenue Associates, L.P.

We have audited the accompanying consolidated balance sheet of General Atlantic Second Avenue Associates, L.P. and subsidiary (a Delaware limited partnership) as of December 31, 2004, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2003 were audited by other auditors whose report dated February 3, 2004 expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Atlantic Second Avenue Associates, L.P. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
February 10, 2005

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

/s/ Berdon, LLP
Certified Public Accountants

New York, N.Y.
January 31, 2003

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Church Lane Associates

We have audited the accompanying balance sheets of Church Lane Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2004, dated January 28, 2005, on our consideration of Church Lane Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 14, 2002

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 21, 2005

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 21, 2005

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 21, 2005

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 21, 2005

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

White Plains, New York
January 23, 2004

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2004 and 2003, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Partnership's management has entered into an agreement to sell the Project's assets for $100,000 plus assumption of the mortgage, with a closing date set for no later than April 30, 2005. Immediately after the sale, Management intends to liquidate the Partnership. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Project and subsequent liquidation of the Partnership.

Our report on our audits of Goodfellow Place Limited Partnership for 2004 and 2003 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of operating expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information for 2004 and 2003 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

January 21, 2005, except information in Note 12 which is dated February 24, 2005 St. Louis, Missouri

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

January 22, 2004
St. Louis, Missouri

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
February 11, 2005

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

[Letterhead of Horwath Velez & Co. PSC]

Partners
Gramco Development Limited Dividend Partnership, L.P.
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2004, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG), as of December 31, 2004, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a reports dated March 8, 2005, on our consideration of the Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG) internal control over financial reporting and on our tests on its compliance with certain provisions of laws, regulations, contracts, grants, agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of the audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included on the report on pages 22 to 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Gramco Development Limited Dividend Partnership, L.P., HUD Project No. 056-35140-LD (HODAG). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2004, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Horwath Velez & Co. PSC
San Juan, Puerto Rico
March 8, 2005
Stamp number 2036267 was affixed to the original of this report.

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

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT

To the Partners
Alexis Park Apartments, A Louisiana Partnership In Commendam
Bossier City, Louisiana

We have audited the accompanying balance sheets of Alexis Park Apartments, A Louisiana Partnership In Commendam at September 21, 2004 and December 31, 2003 and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Alexis Park Apartments, A Louisiana Partnership In Commendam at September 21, 2004 and December 31, 2003, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the period January 1, 2004 through September 21, 2004 and the year ended December 31, 2003 taken as a whole. The supplementary
Schedule 1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
December 15, 2004

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 2, 2004

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 31, 2005

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2004

[Letterhead of MAYER HOFFMAN MCCANN P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the balance sheets of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2004 and 2003, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35701 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a reports dated January 27, 2005, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.


/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
January 27, 2005

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

/s/ Philip Rootberg & Company, LLP
Chicago, Illinois
January 21, 2003

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,
                                                                       -------------------------------
                                                                           2005              2004
                                                                       -------------     -------------
 ASSETS

Operating assets:
 Property and equipment, at cost, less accumulated depreciation
   (Notes 2, 4 and 7)                                                  $  84,607,267     $ 121,262,827
 Cash and cash equivalents (Notes 2, 3 and 12)                             2,942,859         1,838,615
 Cash held in escrow (Notes 2, 3 and 5)                                    7,410,533         8,314,043
 Deferred costs - less accumulated amortization (Notes 2 and 6)            1,952,697         2,333,029
 Other assets                                                              2,363,526         4,306,926
                                                                       -------------     -------------

Total operating assets                                                    99,276,882       138,055,440
                                                                       -------------     -------------

Assets of discontinued operations (Note 13):
 Property and equipment held for sale, net of accumulated
   depreciation of $12,722,802 and $0, respectively                       19,181,395                 0
 Net assets held for sale                                                  3,175,373                 0
                                                                       -------------     -------------
 Total discontinued assets                                                22,356,768                 0
                                                                       -------------     -------------

Total assets                                                           $ 121,633,650     $ 138,055,440
                                                                       =============     =============

LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities:
 Mortgage notes payable (Notes 3 and 7)                                $  65,591,884     $  96,557,630
 Accounts payable and other liabilities                                    4,052,837         6,048,246
 Accrued interest payable                                                  1,862,461         1,900,641
 Due to local general partners and affiliates (Note 8)                     7,125,544        14,797,705
 Due to general partners and affiliates (Note 8)                          17,143,043        15,634,778
 Due to selling partners                                                   2,701,207         2,574,369
                                                                       -------------     -------------

Total operating liabilities                                               98,476,976       137,513,369
                                                                       -------------     -------------

Liabilities of discontinued operations (Note 13):
 Mortgage notes payable of assets held for sale                           19,331,973                 0
 Net liabilities held for sale including minority interest                 9,430,390                 0
                                                                       -------------     -------------
Total discontinued liabilities                                            28,762,363                 0
                                                                       -------------     -------------

Total liabilities

Minority interests (Note 2)                                                  561,850         2,123,287
                                                                       -------------     -------------

Commitments and contingencies (Notes 8 and 12)

Partners' deficit:
 Limited partners ( 115,917.5 BACs issued and outstanding) (Note 1)       (5,112,305)         (534,720)
General partners                                                          (1,055,234)       (1,046,496)
                                                                       -------------     -------------

Total partners' deficit                                                   (6,167,539)       (1,581,216)
                                                                       -------------     -------------

Total liabilities and partners' deficit                                $ 121,633,650     $ 138,055,440
                                                                       =============     =============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended March 31,
                                                              ----------------------------------------------
                                                                  2005             2004*            2003*
                                                              ------------     ------------     ------------
Operations:
Revenues
Rental income                                                 $ 19,151,807     $ 18,680,237     $ 18,794,576
Other (Note 11)                                                    797,720          764,631          728,250
                                                              ------------     ------------     ------------
                                                                19,949,527       19,444,868       19,522,826
                                                              ------------     ------------     ------------

Expenses
General and administrative                                       4,486,728        4,953,170        4,535,580
General and administrative-related parties (Note 8)              2,668,229        2,365,425        2,348,918
Repairs and maintenance                                          4,363,169        4,738,219        4,019,926
Operating and other                                              2,441,764        2,270,007        2,042,280
Real estate taxes                                                  729,156          637,675          626,988
Insurance                                                        1,206,488        1,181,677        1,013,353
Financial, primarily interest                                    3,968,565        4,014,243        4,529,853
Depreciation and amortization                                    5,803,615        5,789,144        6,843,058
                                                              ------------     ------------     ------------

Total expenses                                                  25,667,714       25,949,560       25,959,956
                                                              ------------     ------------     ------------

Loss from operations before minority interest                   (5,718,187)      (6,504,692)      (6,437,130)

Minority interest in loss of subsidiaries from operations           35,139          157,199           54,728
                                                              ------------     ------------     ------------

Loss from operations                                            (5,683,048)      (6,347,493)      (6,382,402)

Discontinued operations:

Income (loss) from  discontinued  operations  (including
  gain (loss) on sale of properties and minority interest)
  (Note 13)                                                      1,059,225       (1,122,509)      (1,578,975)
                                                              ------------     ------------     ------------

Net loss                                                      $ (4,623,823)    $ (7,470,002)    $ (7,961,377)
                                                              ============     ============     ============

Loss from operations - limited partners                       $ (5,626,217)    $ (6,284,018)    $ (6,318,578)
Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest) -
  limited partners                                               1,048,633       (1,111,284)      (1,563,185)
                                                              ------------     ------------     ------------

Net loss - limited partners                                   $ (4,577,584)    $ (7,395,302)    $ (7,881,763)
                                                              ============     ============     ============

Number of BACs outstanding                                       115,917.5        115,917.5        115,917.5
                                                              ============     ============     ============

Loss from operations per BAC                                  $     (48.54)    $     (54.21)    $     (54.50)
Income (loss) from discontinued operations (including gain
  (loss) on sale of properties and minority interest) per
  BAC                                                                 9.05            (9.59)          (13.49)
                                                              ------------     ------------     ------------

Loss per BAC                                                  $     (39.49)    $     (63.80)    $     (67.99)
                                                              ============     ============     ============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                         Limited          General
                                          Total          Partners         Partners
                                      ------------     ------------     ------------
Partners'  capital  (deficit) -
 April 1, 2002                        $ 13,850,163     $ 14,742,345     $   (892,182)
Net loss                                (7,961,377)      (7,881,763)         (79,614)
                                      ------------     ------------     ------------

Partners'  capital  (deficit) -
 March 31, 2003                          5,888,786        6,860,582         (971,796)
Net loss                                (7,470,002)      (7,395,302)         (74,700)
                                      ------------     ------------     ------------

Partners' deficit - March 31, 2004      (1,581,216)        (534,720)      (1,046,496)
 Noncash contribution  from
  related party sale                        37,500                0           37,500
Net loss                                (4,623,823)      (4,577,585)         (46,238)
                                      ------------     ------------     ------------

Partners' deficit March 31, 2005      $ (6,167,539)    $ (5,112,305)    $ (1,055,234)
                                      ============     ============     ============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          Years Ended March 31,
                                                             ----------------------------------------------
                                                                 2005             2004*            2003*
                                                             ------------     ------------     ------------
 Cash flows from operating activities:
 Net loss                                                    $ (4,623,823)    $ (7,470,002)    $ (7,961,377)
                                                             ------------     ------------     ------------
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
 (Income) loss from discontinued operations                    (1,059,225)       1,122,509        1,578,975
 Depreciation and amortization                                  5,803,615        5,789,144        6,843,058
 Minority interest in (loss) income of subsidiaries               (35,139)        (157,199)         (54,728)
 Accrued interest added to principal of mortgage note
   payable                                                         52,872           52,872           52,876
 (Increase) decrease in assets:
 Cash held in escrow                                              (59,421)          22,532         (392,935)
 Other assets                                                     159,590          148,357           24,698
 Increase (decrease) in liabilities:
 Accounts payable and other liabilities                           165,177           54,328          434,374
 Due to general partners and affiliates                         2,085,061        1,828,381        1,751,992
                                                             ------------     ------------     ------------

 Total adjustments                                              7,112,530        8,860,924       10,238,310
                                                             ------------     ------------     ------------

 Net cash provided by operating activities                      2,488,707        1,390,922        2,276,933
                                                             ------------     ------------     ------------

 Cash flows from investing activities:
 Proceeds from sale of properties                                 600,000        7,840,000        4,625,000
 Costs paid relating to sale of properties                              0         (136,254)        (129,688)
 Acquisition of property and equipment                         (1,188,722)        (932,748)        (942,496)
 Decrease (increase) in cash held in escrow                       276,392         (199,096)        (745,014)
                                                             ------------     ------------     ------------

 Net cash (used in) provided by investing activities             (312,330)       6,571,902        2,807,802
                                                             ------------     ------------     ------------

 Cash flows from financing activities:
 Increase in deferred costs                                      (123,282)        (150,197)        (465,596)
 Proceeds from mortgage notes                                           0                0       30,838,245
 Repayments of mortgage notes                                  (1,357,129)      (8,120,035)     (34,713,615)
 Increase in due to local general partners and affiliates         445,504          361,350          170,648
 Decrease in due to local general partners and affiliates        (410,181)        (158,724)        (674,046)
 Increase in due to selling partners                              126,838          116,754          107,520
 Increase (decrease) in capitalization of consolidated
   subsidiaries attributable to minority interest                 246,117          248,704          (23,674)
                                                             ------------     ------------     ------------

 Net cash used in financing activities                         (1,072,133)      (7,702,148)      (4,760,518)
                                                             ------------     ------------     ------------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)

                                                                       Years Ended March 31,
                                                           ----------------------------------------------
                                                               2005             2004*            2003*
                                                           ------------     ------------     ------------
Net increase in cash and cash equivalents                     1,104,244          260,676          324,217

Cash and cash equivalents at beginning of year                1,838,615        1,577,939        1,253,722
                                                           ------------     ------------     ------------
Cash and cash equivalents at end of year                   $  2,942,859     $  1,838,615     $  1,577,939
                                                           ============     ============     ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                     $  4,826,443     $  6,043,819     $  6,037,438
                                                           ============     ============     ============


*  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership. The Partnership had originally invested in 27 Local Partnerships. During the year ended March 31, 2005, the Partnership sold the property and the related assets and liabilities of one Local Partnership and the limited Partnership interest of one Local Partnership. Through the year ended March 31, 2005, the Partnership has sold the properties and the related assets and liabilities of four Local Partnerships and the limited partnership interest in one Local Partnership (see Note 10).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 24, 26 and 27 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 "Fiscal Years"), respectively. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $398,000, $0 and $564,000 for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2005, the Partnership did not record a loss on impairment of assets. Through March 31, 2005, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

In accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnership that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at March 31, 2005, Rolling Green Limited Partnership ("Rolling Green") and Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth"). See Note 12 regarding discontinued operations.

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                   Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $132,210       $111,060       $140,010
Other                                      665,510        653,571        588,240
                                          --------       --------       --------
   Total other revenue                    $797,720       $764,631       $728,250
                                          ========       ========       ========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                   Years Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $      0       $  1,610       $  2,224
Other                                      896,917        200,741        202,117
                                          --------       --------       --------
  Total other revenue                     $896,917       $202,351       $204,341
                                          ========       ========       ========

e)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


f)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

g)  Loss Contingencies

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

h)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operating liabilities are as follows:

                                                March 31, 2005              March 31, 2004
                                          -------------------------   -------------------------
                                            Carrying       Fair         Carrying       Fair
                                             Amount        Value         Amount        Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $23,254,467   $23,254,467   $34,390,205   $34,192,920
Not practicable                           $42,337,417             *   $62,167,425             *

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


The estimated fair values of the Partnership's mortgage notes payable from discontinued liabilities are as follows:

                                                            March 31, 2005
                                                     ---------------------------
                                                      Carrying          Fair
                                                       Amount           Value
                                                     -----------     -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value                   $ 5,580,613     $ 6,789,731
Not practicable                                      $13,751,360               *

* Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating asset are as follows:

                                             March 31,               Estimated
                                  ------------------------------   Useful Lives
                                      2005             2004           (Years)
                                  -------------    -------------   -------------
Land                              $  10,431,355    $  12,323,699              --
Building and improvements           156,163,976      205,124,742        15 to 40
Other                                 4,398,989        5,819,617         5 to 15
                                  -------------    -------------
                                    170,994,320      223,268,058
Less:  Accumulated depreciation     (86,387,053)    (102,005,231)
                                  -------------    -------------

                                  $  84,607,267    $ 121,262,827
                                  =============    =============

Included in property and equipment are $6,955,050 of acquisition fees paid or accrued to the General Partners and $1,606,014 of acquisition expenses as of March 31, 2005 and 2004. In addition, as of March 31, 2005 and 2004, buildings and improvements include $7,015,991 of capitalized interest.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $5,707,376, $5,789,144 and $6,843,058, respectively.

During the 2005 and 2004 Fiscal Years, there were decreases in accumulated depreciation in the amounts of $83,528 and $0, respectively, due to write-offs on dispositions from operations and $9,885,825 and $2,997,401, respectively, relating to the discontinued operations.

The components of property and equipment held for sale and their estimated useful lives from discontinued asset are as follows:

                                                                  Estimated
                                                  March 31,      Useful Lives
                                                    2005           (Years)
                                                ------------     ------------
Land                                            $    638,738             --
Building and improvements                         30,538,700       15 to 40
Other                                                724,572        5 to 15
                                                ------------
                                                  31,902,010
Less:  Accumulated depreciation                  (12,720,615)
                                                ------------

                                                $ 19,181,395
                                                ============

Depreciation expense from discontinued operations for the year ended March 31, 2005 amounted to $1,364,414.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets is restricted and consists of the following:

                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
Real estate taxes, insurance, reconstruction and other   $3,497,315   $3,713,774
Reserve for replacements                                  3,085,158    3,465,131
Tenant security deposits                                    828,060    1,135,138
                                                         ----------   ----------

                                                         $7,410,533   $8,314,043
                                                         ==========   ==========

Cash held in escrow from discontinued assets is restricted and consists of the following:

                                                                       March 31,
                                                                         2005
                                                                      ----------
Real estate taxes, insurance, reconstruction and other                 $228,225
Reserve for replacements                                                142,435
Tenant security deposits                                                233,539
                                                                       --------

                                                                       $604,199
                                                                       ========

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

                                                       March 31,
                                      ------------------------------------------
                                         2005            2004          Period
                                      -----------    -----------    ------------
Financing expenses                    $ 2,817,550    $ 3,907,517         *
Other                                     639,858        639,858      Various
                                      -----------    -----------
                                        3,457,408      4,547,375
Less:  Accumulated amortization        (1,504,711)    (2,214,346)
                                      -----------    -----------

                                      $ 1,952,697    $ 2,333,029
                                      ===========    ===========

* Over the life of the respective related mortgages

Amortization expense for the years ended March 31, 2005, 2004 and 2003 amounted to $96,239, $334,126 and $1,276,505, respectively. During the years ended March 31, 2005 and 2004, accumulated amortization decreased $0 and $168,721 due to the write-off of fully amortized deferred costs and $156,271 and $0, respectively, due to the discontinued operations.

The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                                     March 31,
                                                       2005            Period
                                                     ---------         -------
Financing expenses                                   $ 955,929            *
Less:  Accumulated amortization                       (693,016)
                                                     ---------

                                                     $ 262,913
                                                     =========

* Over the life of the respective related mortgages

Amortization expense from discontinued operations for the year ended March 31, 2005 amounted to $43,413.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $475,000 including principal and interest at rates varying from 1% to 15% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Annual principal payment requirements for each of the next five fiscal years and thereafter from operating liabilities are as follows:

        Fiscal Year Ending                                              Amount
----------------------------------                                   -----------
2005                                                                 $ 2,437,735
2006                                                                   3,284,149
2007                                                                   1,514,325
2008                                                                   1,526,704
2009                                                                   1,211,383
Thereafter                                                            55,617,588
                                                                     -----------

                                                                     $65,591,884
                                                                     ===========

Annual principal payment requirements for each of the next five fiscal years and thereafter from discontinued liabilities are as follows:

        Fiscal Year Ending                                              Amount
----------------------------------                                   -----------
2005                                                                 $   371,265
2006                                                                     388,248
2007                                                                     406,050
2008                                                                     424,718
2009                                                                     444,298
Thereafter                                                            17,297,394
                                                                     -----------

                                                                     $19,331,973
                                                                     ===========

Property Development Associates, L.P.
-------------------------------------
During 2002, Property Development Associates L.P. ("Property Development") was notified that certain defaults had occurred with the mortgage note payable. As of December 31, 2002, the Mortgagee was pursuing all of its rights and remedies for default, including, without limitation, acceleration of the maturity date of the Loan and demand for payment of the entire outstanding balance of the Loan. On March 5, 2004, the mortgage note payable was purchased by an affiliate of the management company (which is not affiliated with the Local General Partner or the General Partners). The purchase of this note remedied the defaults and the note terms were modified. The Maturity Date was extended from May 1, 2004 to August 1, 2004, and the interest rate was changed from 6% to 7%. The borrower had the option to extend the maturity date to February 1, 2005. Additionally, commencing on April 1, 2004 and continuing through the Maturity Date, the subsidiary partnership will not be obligated to make the monthly principal payments. Property Development was sold on December 30, 2004.


NOTE 8 - Related Party Transactions

Related Party Fees
------------------

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2005, 2004 and 2003 are as follows:

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


                                                                 Years Ended March 31,
                                                         ------------------------------------
                                                            2005         2004*        2003*
                                                         ----------   ----------   ----------
Partnership management fees (a)                          $1,374,500   $1,445,000   $1,460,000
Expense reimbursement (b)                                   193,309      180,477      149,966
Property management fees incurred to affiliates of the
  General Partners (c)                                      434,890      370,181      362,942
Local administrative fee (d)                                 44,000       44,000       41,500
                                                         ----------   ----------   ----------

Total general and administrative-General Partners         2,046,699    2,089,658    2,014,408
                                                         ----------   ----------   ----------

Property management fees incurred to Affiliates of the
  Local General Partners (c)                                621,530      325,767      334,510
                                                         ----------   ----------   ----------

Total general and administrative-related parties         $2,668,229   $2,365,425   $2,348,918
                                                         ==========   ==========   ==========

 * Reclassified for comparative purposes.

The costs incurred from discontinued operations for the years ended March 31, 2005, 2004 and 2003 are as follows:

                                                               Years Ended March 31,
                                                         ------------------------------
                                                           2005       2004*      2003*
                                                         --------   --------   --------
Local administrative fee (d)                             $  2,500   $  5,000   $ 10,000
                                                         --------   --------   --------

Total general and administrative-General Partners           2,500      5,000     10,000
                                                         --------   --------   --------

Property management fees incurred to Affiliates of the
  Local General Partners (c)                              192,190    199,248    186,154
                                                         --------   --------   --------

Total general and administrative-related parties         $194,690   $204,248   $196,154
                                                         ========   ========   ========

 * Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,088,000 and $12,713,000 were accrued and unpaid as of March 31, 2005 and March 31, 2004. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,600,039, $1,552,819 and $1,570,624 for the 2004, 2003 and 2002
Fiscal Years, respectively. Of these fees $1,248,610, $895,169 and $883,606 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $434,890, $370,181 and $362,942, respectively, which were also incurred to affiliates of the General Partner. Also included in these fees are $192,190, $199,248 and $186,154, respectively, which were incurred to affiliates of the Local General Partners of properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $50, $1,000 and $4,000 during the 2004, 2003 and 2002 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


(e) Due to Local General Partners and affiliates at March 31, 2005 and 2004 consists of the following:

                                                                                           March 31,
                                                                                   -------------------------
                                                                                      2005          2004
                                                                                   -----------   -----------
 Operating advances                                                                $ 1,311,506   $ 6,643,817
 Development fee payable                                                             2,365,577     2,391,797
 Operating deficit advances                                                          2,795,187     4,978,835
 Management and other fees                                                             653,274       581,194
 Notes payable (f)                                                                           0       202,062
                                                                                   -----------   -----------
                                                                                   $ 7,125,544   $14,797,705
                                                                                   ===========   ===========

(f) Notes payable consist of the following:

 Alexis
 This unsecured  promissory note bears interest at 2% above prime and was due on demand.  Interest  expense of $12,910 was incurred for the year ended March 31,
 2004. On September 21, 2004, the limited partnership
 interest in Alexis Park was sold (see Note 10)                                    $         0   $   202,062
                                                                                   ===========   ===========

    Due to Local General Partners and affiliates from discontinued liabilities at March 31, 2005 consists of the following:

                                                                       March 31,
                                                                      ----------
                                                                         2005
                                                                      ----------
Operating advances                                                    $5,441,627
Operating deficit advances                                             2,183,648
Management and other fees                                                 11,524
                                                                      ----------
                                                                      $7,636,799
                                                                      ==========

(g)  Tenant Leases

Upper Fifth Avenue Residential Associates, L.P. has entered into a 40-year lease agreement with Upper Fifth Avenue Residential Leasing L.P. ("UFRL"), an affiliate to the Local General Partner, covering approximately 30,000 square feet of commercial space, two garages and laundry facilities. The lease agreement provides for a fixed rental of $40,000 per year.

As of December 31, 2004, future minimum lease rentals required to be paid by UFRL under the noncancelable portion of its lease are summarized as follows:

2005                                                                    $ 40,000
2006                                                                      40,000
2007                                                                      40,000
2008                                                                      40,000
2009                                                                      40,000
Thereafter                                                               790,000
                                                                        --------
                                                                        $990,000
                                                                        ========

(h)  Advances to Local Partnerships

During the fiscal years ended March 31, 2005 and 2004, net advances to certain Local Partnerships by the General Partner amounted to $176,762 and $185,783, respectively. As of March 31, 2005 and 2004, the amounts due to the General Partner from Local Partnerships totaled $1,559,101 and $1,382,339, respectively, and are recorded in due to general partners and affiliates on the Consolidated Balance Sheets.

Due to General Partners and affiliates from the Local Partnerships consists of the following:

                                                            March 31,
                                                 -------------------------------
                                                     2005              2004
                                                 -------------     -------------
 Property Development Associates, L.P.           $          0      $    151,703
 Goodfellow Place Limited Partnership                 193,648            75,542
 Williamsburg Residential, L.P.                     1,365,453         1,155,094
                                                  ------------      ------------

                                                 $  1,559,101      $  1,382,339
                                                  ============      ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

                                                        Years Ended December 31,
                                               -----------------------------------------
                                                  2004           2003            2002
                                               -----------    -----------    -----------
Financial statement
Net loss                                       $(4,623,823)   $(7,470,002)   $(7,961,377)

Difference resulting from parent company
having a different fiscal year for income
tax and financial reporting purposes              (158,870)        43,581        (43,872)

Difference between  depreciation and
amortization expense recorded for financial
reporting  purposes and the accelerated cost
recovery system utilized for income tax
purposes                                        (1,676,552)    (2,045,563)    (2,207,445)

Difference between gain/loss on sale of
properties reported for financial reporting
purposes and income tax purposes                   706,798      1,195,211              0

Excess losses allocated to minority interest
for income tax purposes                            391,544        134,118        643,157

Other                                             (267,443)         5,626          5,759
                                               -----------    -----------    -----------

Taxable net loss as shown on the income tax
return for the calendar year ended             $(5,628,346)   $(8,137,029)   $(9,563,778)
                                               ===========    ===========    ===========


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2005, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in one Local Partnership were sold. Through the fiscal year ended March 31, 2005 the Partnership has disposed of five of its twenty-seven original investments. All gains and losses on sales are included in discontinued operations.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for $7,097,000, resulting in a Local General Partner distribution of approximately $1,300,000.

On September 21, 2004, the Partnership's limited partnership interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the property, but in no event later than 10 years. The sale resulted in a gain of approximately $934,000.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 11 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                            Quarter Ended
                                                   --------------------------------------------------------------

                                                     June 30,      September 30,    December 31,      March 31,
                   OPERATIONS                          2004            2004             2004            2005
------------------------------------------------   ------------    -------------    ------------    -------------
 Revenues                                          $  4,959,934    $   4,926,914    $  4,921,967    $   5,140,712

 Operating expenses                                  (6,673,140)      (6,514,943)     (6,441,198)      (6,038,433)
                                                   ------------    -------------    ------------    -------------

 Loss from operations before minority interest       (1,713,206)      (1,588,029)     (1,519,231)        (897,721)

 Minority interest in loss (income) of
  subsidiaries from operations                           62,159           58,971         (89,298)           3,307

 (Loss) income from  discontinued operations
  including gain (loss) on sale and
  minority interest                                    (260,370)        (185,736)      1,196,428          308,903
                                                   ------------    -------------    ------------    -------------

 Net loss                                          $ (1,911,417)   $  (1,714,794)   $   (412,101)   $    (585,811)
                                                   ============    =============    ============    =============

 Per unit amounts:
 Net loss per BAC from operations                  $     (14.10)   $      (13.06)   $     (13.74)   $       (7.64)
 Net (loss) income per BAC from discontinued
  operations                                              (2.22)           (1.59)          10.22             2.64
                                                   ------------    -------------    ------------    -------------

 Net loss per BAC                                  $     (16.32)   $      (14.65)   $      (3.52)   $       (5.00)
                                                   ============    =============    ============    =============
                                                                            Quarter Ended
                                                   --------------------------------------------------------------

                                                     June 30,      September 30,    December 31,      March 31,
                   OPERATIONS                          2003*           2003*            2003*           2004*
------------------------------------------------   ------------    -------------    ------------    -------------
 Revenues                                          $  4,808,536    $   4,960,869    $  4,943,124    $   4,732,339

 Operating expenses                                  (6,408,090)      (6,645,514)     (6,702,705)      (6,193,251)
                                                   ------------    -------------    ------------    -------------
 Loss from operations before minority interest       (1,599,554)      (1,684,645)     (1,759,581)      (1,460,912)

 Minority interest in loss of subsidiaries
  from operations                                        68,604           15,358          19,494           53,743

 Loss from discontinued operations including
  gain (loss) on sale and minority interest            (441,082)        (317,673)       (284,323)         (79,431)
                                                   ------------    -------------    ------------    -------------

 Net loss                                          $ (1,972,032)   $  (1,986,960)   $ (2,024,410)   $  (1,486,600)
                                                   ============    =============    ============    =============
 Per unit amounts:
 Net loss per BAC from operations                  $     (13.07)   $      (14.26)   $     (14.86)   $      (12.02)
 Net loss per BAC from discontinued operations            (3.77)           (2.71)          (2.43)           (0.68)
                                                   ------------    -------------    ------------    -------------

 Net loss per BAC                                  $     (16.84)   $      (16.97)   $     (17.29)   $      (12.70)
                                                   ============    =============    ============    =============


* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for two subsidiary partnerships, Whittier Plaza Associates Limited Partnership and Goodfellow Place Limited Partnership modified their reports on the 2004 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $21,000 and $8,000 in the 2004 and 2003 Fiscal Years, respectively, and approximately $489,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $107,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2005 and 2004 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $24,000, $27,000 and $29,000 for the 2004, 2003 and 2002 Fiscal
Years.

Goodfellow Place Limited Partnership
------------------------------------
On March 2, 2004, Goodfellow Place Limited Partnership ("Goodfellow")'s management had entered into an agreement to sell the Project's assets for $100,000 plus assumption of the mortgage, with a closing date set for no later than April 30, 2005. Immediately after the sale, Management intended to liquidate Goodfellow. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Project and subsequent liquidation of the Partnership The sale did not occur by April 30, 2005 and the agreement was cancelled.

b)  Subsidiary  Partnerships - Other

Alexis Park  Apartments
-----------------------
The limited partnership interest in this property was sold on September 21, 2004.

The financial statements for Alexis Park Apartments ("Alexis") have been prepared in conformity with U.S. generally accepted accounting principles, assuming the continuation of the Local Partnership as a going concern. However, negative performance indicators and the environmental issue raise substantial doubt about the Local Partnership's ability to continue as a going concern.

A hazardous waste issue has affected Alexis for nearly 14 years. Although this environmental issue is in many respects beyond its control, management believes that the selected remedy of the United States Environmental Protection Agency is practical and is not likely to cause significant disruption to the apartment project's operations beyond what it has experienced over the last several years. The Local Partnership's congressman, U.S. Senators and the Mayor of Bossier City have assisted Alexis in preventing this issue from escalating unnecessarily and management believes that no escalation will occur in the near term. Further, all indications are that an oil company will bear all costs of remediation and that the Local Partnership will not be called upon to share in those costs. Accordingly, management believes the Local Partnership has the opportunity to continue as a going concern during 2005.

At September 21, 2004, the Partnership's current liabilities exceed its current assets by approximately $371,000 and the Partnership sustained an operating loss of approximately $56,000 for the period ended September 21, 2004. Although these conditions could raise substantial doubt about the Partnership's ability to continue as a going concern, such doubt is alleviated because current liabilities includes approximately $220,000 of obligations that are payable to a related party that is not expected to require payments beyond the Partnership's ability to pay and management expects operations to generate sufficient funds to satisfy the Partnership's obligations for the next twelve months. Accordingly, management believes that Alexis has the ability to continue as a going concern for at least one year from September 21, 2004.

These items raise substantial doubt about Alexis' ability to continue as a going concern. The maximum loss for which the Partnership would be liable is its net investment in Alexis. The Partnership's investment in Alexis at March 31, 2005 and 2004 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Alexis' net (income) or loss after minority interest amounted to approximately $(745,000), $149,000 and $172,000, for the 2004, 2003 and 2002 Fiscal Years, respectively.

Property  Development  Associates,  L.P.
----------------------------------------
Property Development Associates, L.P. ("Property Development") was involved as a defendant in a pending litigation case. This case was filed by the plaintiffs on December 18, 2002 and served on the defendants on January 6, 2003. Discovery is ongoing. The plaintiffs have alleged assault and battery as well as wrongful eviction. The plaintiffs are seeking unspecified damages and have not made a demand. Trial has been rescheduled for October 11, 2005. Property Development intends to vigorously defend the matter. The potential damages, other than those for the alleged intentional acts of assault and battery, are covered by insurance. Property Development was sold on December 30, 2004.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Williamsburg  Residential,  L.P.
--------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2004 and is expected to continue to do so during 2005.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $721,000 and $724,000 at March 31, 2005 and 2004, respectively. Williamsburg's net loss after minority interest amounted to approximately $283,000, $229,000 and $142,000 for the 2004, 2003, and 2002 fiscal years, respectively. As of March 31, 2005, the Partnership has advanced Williamsburg approximately $1,365,000.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2005, uninsured cash and cash equivalents approximated $2,300,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD. Such cash distributions are typically made from surplus cash flow.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 40% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


NOTE 13 - Discontinued Operations

The following table summarizes the financial position and results of operations of the Local Partnerships that are classified as discontinued operations. As of March 31, 2005, Property Development, Alexis Park, Rolling Green and Upper Fifth were classified as discontinued operations in the Consolidated Balance Sheets.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


                                                                                        March 31,
                                                                               ---------------------------
                                                                                   2005           2004
                                                                               ------------  -------------
Assets
Property and equipment - less accumulated depreciation of $12,720,615 and $0   $ 19,181,395  $           0
Cash and cash equivalents                                                           111,730              0
Cash held in escrow                                                                 604,199              0
Deferred costs, net of accumulated amortization of $693,016 and $0                  262,913              0
Other assets                                                                      2,196,531              0
                                                                               ------------  -------------
Total assets                                                                   $ 22,356,768  $           0
                                                                               ============  =============

Liabilities
Mortgage notes payable                                                         $ 19,331,973  $           0
Accounts payable and other                                                        1,793,747              0
Due to general partners and affiliates                                            7,636,799              0
Minority interest                                                                      (156)             0
                                                                               ------------  -------------
Total liabilities                                                              $ 28,762,363  $           0
                                                                               ============  =============

The following table summarizes the results of operations of the Local Partnership that are classified as discontinued operations. For the year ended March 31, 2005, Property Development, Alexis Park, Rolling Green and Upper Fifth were classified as discontinued operations in the Consolidated Statements of Operations. For the year ended March 31, 2004, Property Development, Alexis Park, Rolling Green, Upper Fifth, Polynesian and Seagrape were classified as discontinued operations on the Consolidated Statements of Operations. For the year ended March 31, 2003, Property Development, Alexis Park, Rolling Green, Upper Fifth, Polynesian, Seagrape and Campeche were classified as discontinued operations on the Consolidated Statements of Operations.

Consolidated Statements of Discontinued Operations:

                                                               Year Ended March 31,
                                                     ----------------------------------------
                                                        2005          2004           2003
                                                     -----------   -----------    -----------
Revenues

Rental income                                        $ 6,388,344   $ 7,342,682    $ 7,557,250
Other (Note 2)                                           896,917       202,351        204,341
Gain (loss) on sale of properties (Note 10)              933,805      (546,734)       (44,883)
                                                     -----------   -----------    -----------
Total revenue                                          8,219,066     6,998,299      7,716,708
                                                     -----------   -----------    -----------

Expenses

General and administrative                             1,169,874     1,152,933      1,273,955
General and administrative-related parties (Note 8)
                                                         194,690       204,248        196,154
Repairs and maintenance                                1,921,697     2,214,268      2,169,125
Operating and other                                      794,425       802,091        743,464
Real estate taxes                                        375,412       455,967        514,281
Insurance                                                608,093       698,692        658,548
Financial, primarily interest                          1,198,707     1,645,936      1,933,037
Depreciation and amortization                          1,407,827     1,978,670      1,951,404
                                                     -----------   -----------    -----------

Total expenses                                         7,670,725     9,152,805      9,439,968
                                                     -----------   -----------    -----------

Income (loss) before minority interest                   548,341    (2,154,506)    (1,723,260)
Minority interest in loss of subsidiaries from
   discontinued operations                               510,884     1,031,997        144,285
                                                     -----------   -----------    -----------
Total income (loss) from discontinued operations
   (including gain (loss) on sale of properties
   and minority interest)                            $ 1,059,225   $(1,122,509)   $(1,578,975)
                                                     ===========   ===========    ===========

Income (loss) - limited partners from
   discontinued operations (including gain
   (loss) on sale of properties and minority
   interest)                                         $ 1,048,633   $(1,111,284)   $(1,563,185)
                                                     ===========   ===========    ===========

Number of BACs outstanding                             115,917.5     115,917.5      115,917.5
                                                     ===========   ===========    ===========

Income (loss) discontinued operations (including
   gain (loss) on sale of properties and
   minority interest) per BAC                        $      9.05   $     (9.59)   $    (13.49)
                                                     ===========   ===========    ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

       Related Credit Properties II, Inc.
       ----------------------------------

       Name                                               Position
       ----                                               --------
       Alan P. Hirmes                                     Director and President

       Stuart J. Boesky                                   Senior Vice President

       Marc D. Schnitzer                                  Vice President

       Denise L. Kiley (1)                                Vice President

       Glenn F. Hopps                                     Treasurer

       Teresa Wicelinski                                  Secretary

(1) On February 25, 2005, Ms. Kiley announced here retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of the Related General Partner. Upon here retirement, she will also resign from her position as Vice President of the Related General Partner.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan), and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial

Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Capital sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985, she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, joined Capital in December 1990, and prior to that date, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

TERESA WICELINSKI, 39, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts degree in Accounting.

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

       Denise L. Kiley (1)                              Vice President

       Glenn F. Hopps                                   Treasurer

       Teresa Wicelinski                                Secretary

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Ms. Kiley, Hopps and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

The general partnership interests and BACs in the Partnership are owned in the manner indicated on the chart below.

Liberty Associates II L.P. holds a 1% limited partnership interest in each Local Partnership.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs; and none of the General Partners nor any director or executive officer of the Liberty General Partner or of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs, except as noted in the chart below.


                            Name and Address of          Amount and Nature of   Percentage
  Title of Class            Beneficial Ownership         Beneficial Ownership   of Class
-------------------   -------------------------------    --------------------   ----------
General Partnership   Related Credit Properties II          $500 capital            49%
Interest in the       L.P.                                  contribution -
Partnership           625 Madison Avenue                    directly owned
                      New York, NY 10022




General Partnership   Liberty GP II, Inc.                   $500 capital            49%
Interest in the       625 Madison Avenue                    contribution -
Partnership           New York, NY  10022                   directly owned



General Partnership   Liberty Associates II L.P.            $1,000 capital           2%
Interest in the       625 Madison Avenue                    contribution -
Partnership           New York, NY 10022                    directly owned



BACs                  Everest Housing Investors 2, LLC      6,328.75               5.5%
                      199 S. Robles Avenue, Suite 200
                      Pasadena, CA  91101


BACs                  Lehigh Tax Credit Partners, Inc.      2,239 (1)              1.9%
                      625 Madison Avenue
                      New York, NY 10022

BACs                  Alan P. Hirmes                        2,239 (1)(2)           1.9%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  Stuart J. Boesky                      2,239 (1)(2)           1.9%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  Marc D. Schnitzer                     0                        0%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  Denise L. Kiley                       0                        0%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  Glenn F. Hopps                        0                        0%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  Teresa Wicelinski                     0                        0%
                      625 Madison Avenue
                      New York, NY 10022



BACs                  All directors and executive           2,239 (1)(2)           1.9%
                      officers of the general partner
                      of the Related General Partner
                      as a group  seven  persons)
                      625  Madison Avenue
                      New York, NY 10022


(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of May 4, 2005, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

(2) Each such party serves as a director and executive officer of the Managing Member, and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $54,800 and $54,800, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $10,200 and $9,800, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm          14

         Consolidated Balance Sheets at March 31, 2005 and 2004           74

         Consolidated Statements of Operations for the Years
           Ended March 31, 2005, 2004 and 2003                            75

         Consolidated Statements of Changes in Partners' Deficit)
           Capital for the Years Ended March 31, 2005, 2004 and 2003      76

         Consolidated Statements of Cash Flows for the Years
           Ended March 31, 2005, 2004 and 2003                            77

         Notes to Consolidated Financial Statements                       79

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm         102

         Schedule I - Condensed Financial Information of Registrant      103

         Schedule III - Real Estate and Accumulated Depreciation         106

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

(21)     Subsidiaries of the Registrant                                   97

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)      100

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
           and Section 1350 of Title 18 of the United States Code
           (18 U.S.C. 1350)                                              101

                                                                  Jurisdiction
         Subsidiaries of the Registrant (Exhibit 21)             of Organization
         ------------------------------                          ---------------

         Metropolitan Towers Associates, L.P.                             PR
         Westminster Place II - Olive Site, L.P.                          MO
         Whittier Plaza Associates Limited Partnership                    MO
         United-Glen Arden I Limited Partnership                          MD
         United-Glen Arden II Limited Partnership                         MD
         Rolling Green Limited Partnership                                IL
         Santa Juanita II Limited Partnership                             NY
         Spring Creek Associates, L.P.
           (a Delaware Limited Partnership)                               DE
         East Two Thirty-Five Associates L.P.
           (a Delaware Limited Partnership) (14th Street)                 DE
         Upper Fifth Avenue Residential Associates, L.P.                  DE
         West 107th Street Associates, L.P.
           (a Delaware Limited Partnership)                               DE
         General Atlantic Second Avenue Associates,  L.P.
           (a Delaware Limited Partnership)
           (96th Street)                                                  NY
         Church Lane Associates                                           PA
         Robin Housing Associates (a Limited Partnership)                 NY
         Concourse Artists Housing Associates
           (a Limited Partnership)                                        NY
         2051 Grand Concourse Housing Associates
           (a Limited Partnership)                                        NY
         Willoughby-Wyckoff Housing Associates
           (a Limited Partnership)                                        NY
         Goodfellow Place Limited Partnership                             MO
         Penn Alto Associates Limited Partnership                         PA
         Gramco Development Limited Dividend Partnership, L.P.
           (Bayamon)                                                      PR
         Williamsburg Residential, L.P.                                   KS
         Victory Apartments                                               IL

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                              By: RELATED CREDIT PROPERTIES II L.P.,
                                  a General Partner

                                  By: Related Credit Properties II Inc.,
                                      its general partner

Date: June 23, 2005
                                      By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  and

                                  By:  LIBERTY GP II, INC.,
                                       a General Partner

Date: June 23, 2005
                                       By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President

                                  and

                                  By:  LIBERTY ASSOCIATES II, L.P.,
                                       a General Partner

                                       By:Related Credit Properties II, Inc.,
                                          its General Partner

Date: June 23, 2005
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              President

                                       By:Liberty GP II, Inc.,
                                          its General Partner


                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                    Title                                      Date
------------------    ---------------------------------------------------------------    --------------


                      President and Chief Executive Officer (Principal Executive and
                      Financial Officer) of Related Credit Properties II Inc.,
                      (general partner of each of Related Credit Properties II L.P.
                      and Liberty Associates II, L.P., General Partners of
                      Registrant) and Liberty GP II, Inc. (general partner of Liberty
                      Associates II, L.P, a General Partner of Registrant)
/s/ Alan P. Hirmes    Director of Related Credit Properties II Inc., (general partner
------------------    of each of Related Credit Properties II L.P. and Liberty
Alan P. Hirmes        Associates II, L.P., each a General Partner of Registrant)          June 23, 2005



                      Treasurer (Principal Accounting Officer) of Related Credit
                      Properties II Inc., (general partner of each of Related Credit
                      Properties II L.P. and Liberty Associates II, L.P., General
/s/ Glenn F. Hopps    Partners of Registrant) and Liberty GP II, Inc. (general
------------------    partner of Liberty Associates II, L.P., a General Partner of
Glenn F. Hopps        Registrant)                                                         June 23, 2005


                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(a) OR RULE 15D-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: June 23, 2005
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     June 23, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 17, 2005 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and
Schedule III at March 31, 2005. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $98,382 (Fiscal 2004), $107,386 (Fiscal 2003) and $76,079 (Fiscal 2002) and their assets aggregated $1,970,877 and $1,970,814 at March 31, 2005 and 2004, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 17, 2005

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                         March 31,
                                                               ------------------------------
                                                                   2005              2004
                                                               ------------      ------------
Cash and cash equivalents                                      $    692,943      $      6,539
Investment and advances in subsidiary partnerships               35,448,649        36,642,410
Other assets                                                        549,390           208,410
                                                               ------------      ------------

Total assets                                                   $ 36,690,982      $ 36,857,359
                                                               ============      ============


                                LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                          $ 17,159,839      $ 15,299,354
Other liabilities                                                    57,994            65,220
                                                               ------------      ------------

Total liabilities                                                17,217,833        15,364,574
                                                               ------------      ------------

Partners' equity                                                 19,473,149        21,492,785
                                                               ------------      ------------

Total liabilities and partners' equity                         $ 36,690,982      $ 36,857,359
                                                               ============      ============

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                 Year Ended March 31,
                                                       -----------------------------------------
                                                          2005            2004           2003
                                                       -----------    -----------    -----------
Revenues
Other                                                  $    47,011    $    39,042    $    38,721
                                                       -----------    -----------    -----------

Expenses
Administrative and management                              132,309        196,497        580,974
Administrative and management-related parties            1,567,809      1,625,477      1,237,610
                                                       -----------    -----------    -----------


Total expenses                                           1,700,118      1,821,974      1,818,584
                                                       -----------    -----------    -----------

Loss from operations                                    (1,653,107)    (1,782,932)    (1,779,863)
                                                       -----------    -----------    -----------

Gain on sale of investment in subsidiary partnership       958,609              0              0

Equity in loss of subsidiary partnerships (*)           (1,325,138)    (2,684,011)    (2,554,208)
                                                       -----------    -----------    -----------


Net loss                                               $(2,019,636)   $(4,466,943)   $(4,334,071)
                                                       ===========    ===========    ===========

(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(2,487), $(162,783) and $0 for 2005, 2004, and 2003, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Year Ended March 31,
                                                             -----------------------------------------
                                                                2005            2004           2003
                                                             -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                     $(2,019,636)   $(4,466,943)   $(4,334,071)
                                                             -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Gain on sale of investment in subsidiary partnership            (958,609)             0              0

Equity in loss of subsidiary partnerships                      1,325,138      2,684,011      2,554,208

Increase in assets

Other assets                                                      59,020        (38,212)        (4,725)

Increase (decrease) in liabilities

Due to general partners and affiliates                         1,860,485      1,962,370      1,824,617
Other liabilities                                                 (7,226)          (936)        (2,136)
                                                             -----------    -----------    -----------

Total adjustment                                               2,278,808      4,607,233      4,371,964
                                                             -----------    -----------    -----------

Net cash provided by operating activities                        259,172        140,290         37,893
                                                             -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership       600,000              0              0
Distributions from subsidiaries                                    3,904         42,386        156,351
Advances and investments in subsidiary partnerships             (176,672)      (185,783)      (216,476)
                                                             -----------    -----------    -----------

Net cash provided by (used in) investing activities              427,232       (143,397)       (60,125)
                                                             -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents             686,404         (3,107)       (22,232)

Cash and cash equivalents, beginning of year                       6,539          9,646         31,878
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year                       $   692,943    $     6,539    $     9,646
                                                             ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                                                                               Cost Capitalized
                                                                                 Initial Cost to Partnership     Subsequent to
                                                                                 ---------------------------     Acquisition:
                                                                                               Buildings and     Improvements
                         Description                              Encumbrances       Land      Improvements      (Disposals)
---------------------------------------------------------------   ------------   ------------  -------------   ----------------
 Apartment Complexes

 Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)(g)                                            $          0   $    386,180  $   4,195,068      $  (4,581,248)
 Seagrape Village Associates, LTD.
  Homestead, FL (d)(g)                                                       0      1,270,000      6,123,373         (7,393,373)
 Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                                    5,199,182        322,000      2,434,303          6,102,746
 Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                                      4,175,953        928,979      5,382,740            192,270
 Property Development Associates, L.P.
  Kansas City, MO (e)(g)(h)                                                  0        624,858      7,228,721         (7,853,579)
 Whittier Plaza Associates, L.P.
  St. Louis, MO                                                      1,619,788         26,920      2,015,030           (381,375)
 United-Glen Arden I L.P.
  Glen Arden, MO                                                    11,736,622      1,770,000      6,577,720         13,399,444
 United-Glen Arden II L.P.
  Glen Arden, MO                                                     9,014,957      1,190,000      4,837,436          9,356,595
 Rolling Green L.P.
  Chicago, IL (g)(h)                                                 5,580,613        466,683      4,533,670          4,173,344
 Santa Juanita II L.P.
  Bayamon, PR                                                          727,129        115,000      2,085,485          1,919,298
 Spring Creek Associates, L.P.
  Brooklyn, NY                                                               0      3,343,549     16,216,700         21,330,289
 East Two Thirty-Five Associates L.P.(14th Street)
  New York, NY                                                               0        950,000      2,542,604           (527,787)
 Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                          1,437,043          5,750      2,246,560             85,343
 2051 Grand Concourse Housing Associates
  Bronx, NY                                                          3,371,281         31,500      5,221,117             71,608
 Robin Housing Associates
  Bronx, NY                                                          4,985,804         26,750      8,186,055             78,133
 Willoughby-Wyckoff Housing Associates
  Bronx, NY                                                          4,056,038         17,000      6,126,088            100,448
 Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY(g)(h)                                                   13,751,360        159,861     21,096,862          1,471,590
 West 107th Street Associates, L.P.
  Bronx, NY                                                                  0        305,813      3,850,928            132,299
 General Atlantic Second Avenue Associates, L.P. (96th Street)
  Bronx, NY                                                                  0        246,495      2,689,395            167,710
 Church Lane Associates
  Germantown, PA                                                     1,693,879         20,000      4,009,983             16,146
 Campeche Isle Apartments L.P.
  Galveston, TX (c)                                                          0        450,000      6,792,005         (7,242,005)
 Goodfellow Place L.P.
  St. Louis, MO                                                      1,910,772        160,000      4,581,787         (3,495,692)
 Penn Alto Associates L.P.
  Altoona, PA                                                        3,383,140         60,000      2,731,082          9,225,570



                                                                  Gross Amount at which Carried at close of Period
                                                                  ------------------------------------------------
                                                                                    Buildings and                    Accumulated
                         Description                                  Land          Improvements         Total       Depreciation
---------------------------------------------------------------   ------------      -------------     ------------   ------------
 Apartment Complexes

 Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)(g)                                            $          0      $           0     $          0   $          0
 Seagrape Village Associates, LTD.
  Homestead, FL (d)(g)                                                       0                  0                0              0
 Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                                      327,292          8,531,757        8,559,049     (3,160,756)
 Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                                        916,669          5,587,320        6,503,989     (2,422,031)
 Property Development Associates, L.P.
  Kansas City, MO (e)(g)(h)                                                  0                  0                0              0
 Whittier Plaza Associates, L.P.
  St. Louis, MO                                                         32,261          1,628,314        1,660,575       (812,087)
 United-Glen Arden I L.P.
  Glen Arden, MO                                                     1,775,293         19,971,871       21,747,164    (12,510,937)
 United-Glen Arden II L.P.
  Glen Arden, MO                                                     1,195,293         14,188,738       15,384,031     (8,893,272)
 Rolling Green L.P.
  Chicago, IL (g)(h)                                                   471,975          8,701,722        9,173,697     (3,941,950)
 Santa Juanita II L.P.
  Bayamon, PR                                                          120,293          3,999,490        4,119,783     (2,113,416)
 Spring Creek Associates, L.P.
  Brooklyn, NY                                                       2,595,782         38,294,756       40,890,538    (19,725,195)
 East Two Thirty-Five Associates L.P.(14th Street)
  New York, NY                                                         462,662          2,502,155        2,964,817     (1,456,968)
 Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                             11,042          2,326,611        2,337,653     (1,354,260)
 2051 Grand Concourse Housing Associates
  Bronx, NY                                                             36,792          5,287,433        5,324,225     (3,096,277)
 Robin Housing Associates
  Bronx, NY                                                             32,042          8,258,896        8,290,938     (4,828,592)
 Willoughby-Wyckoff Housing Associates
  Bronx, NY                                                             22,292          6,221,244        6,243,536     (3,627,520)
 Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY(g)(h)                                                      166,763         22,561,550       22,728,313     (8,778,667)
 West 107th Street Associates, L.P.
  Bronx, NY                                                            312,715          3,976,325        4,289,040     (2,283,147)
 General Atlantic Second Avenue Associates, L.P. (96th Street)
  Bronx, NY                                                            253,397          2,850,203        3,103,600     (1,642,267)
 Church Lane Associates
  Germantown, PA                                                        26,902          4,019,227        4,046,129     (2,367,348)
 Campeche Isle Apartments L.P.
  Galveston, TX (c)                                                          0                  0                0              0
 Goodfellow Place L.P.
  St. Louis, MO                                                         41,102          1,204,993        1,246,095       (458,920)
 Penn Alto Associates L.P.
  Altoona, PA                                                           97,907         11,918,745       12,016,652     (6,006,624)


                                                                                                   Life on which
                                                                                                   Depreciation in
                                                                      Year of                      Latest Income
                                                                    Construction       Date        Statements is
                         Description                                 Renovation      Acquired      Computed (a)(b)
---------------------------------------------------------------     ------------   ------------   -----------------
 Apartment Complexes

 Polynesian Apartments Associates, Ltd.
  Homestead, FL (d)(g)                                                  1988         July 1988           27.5 years
 Seagrape Village Associates, LTD.
  Homestead, FL (d)(g)                                                  1988         July 1988           27.5 years
 Metropolitan Towers Associates, Ltd.
  Rio Piedras, PR                                                       1987         Dec. 1988             40 Years
 Westminster Place II- Olive Site, L.P.
  St. Louis, MO                                                         1988         Oct. 1988        20 - 40 years
 Property Development Associates, L.P.
  Kansas City, MO (e)(g)(h)                                             1988         Dec. 1988             40 years
 Whittier Plaza Associates, L.P.
  St. Louis, MO                                                         1987         Dec. 1988        20 - 40 years
 United-Glen Arden I L.P.
  Glen Arden, MO                                                        1988         Dec. 1988         8 - 25 years
 United-Glen Arden II L.P.
  Glen Arden, MO                                                        1988         Dec. 1988        15 - 25 years
 Rolling Green L.P.
  Chicago, IL (g)(h)                                                    1988         Dec. 1988         7 - 39 years
 Santa Juanita II L.P.
  Bayamon, PR                                                           1988         Dec. 1988           27.5 years
 Spring Creek Associates, L.P.
  Brooklyn, NY                                                          1987         Dec. 1988      15 - 27.5 years
 East Two Thirty-Five Associates L.P.(14th Street)
  New York, NY                                                          1988         Dec. 1988    27.5 - 31.5 years
 Concourse Artists Housing Associates, L.P.
  Bronx, NY                                                             1988         Nov. 1988           27.5 years
 2051 Grand Concourse Housing Associates
  Bronx, NY                                                             1988         Nov. 1988           27.5 years
 Robin Housing Associates
  Bronx, NY                                                             1988         Nov. 1988           27.5 years
 Willoughby-Wyckoff Housing Associates
  Bronx, NY                                                             1988         Nov. 1988           27.5 years
 Upper Fifth Avenue Residential Associates, L.P.
  Bronx, NY(g)(h)                                                       1987         Jan. 1989             40 years
 West 107th Street Associates, L.P.
  Bronx, NY                                                             1987         Jan. 1989    27.5 - 31.5 years
 General Atlantic Second Avenue Associates, L.P. (96th Street)
  Bronx, NY                                                             1988         Jan. 1989    27.5 - 31.5 years
 Church Lane Associates
  Germantown, PA                                                        1988         Feb. 1989      15 - 27.5 years
 Campeche Isle Apartments L.P.
  Galveston, TX (c)                                                     1988          May 1989           27.5 years
 Goodfellow Place L.P.
  St. Louis, MO                                                         1988          May 1989         10 -40 years
 Penn Alto Associates L.P.
  Altoona, PA                                                           1989         June 1989      27.5 - 40 years


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                                                                               Cost Capitalized
                                                                                 Initial Cost to Partnership     Subsequent to
                                                                                 ---------------------------     Acquisition:
                                                                                               Buildings and     Improvements
                         Description                              Encumbrances       Land      Improvements      (Disposals)
---------------------------------------------------------------   ------------   ------------  -------------   ----------------
 Gramco Development Limited Dividend Partnership, L.P.(Bayamon)
  Bayamon, PR                                                        3,980,395      1,322,887      7,609,024           (243,301)
 Alexis Park Apartments
  Bossier City, LA (f)(g)(h)                                                 0        640,000      7,297,925         (7,937,925)
 Williamsburg Residential
  Wichita, KS                                                        1,894,860        136,974        831,584          1,878,957
 Victory Apartments
  Chicago, IL                                                        6,405,051        161,500      4,929,133          5,339,748
 Less Discontinued operations
                                                                   (19,331,973)    (3,997,582)   (57,267,624)       (29,363,196)
                                                                  ------------   ------------  -------------      -------------
                                                                  $ 65,591,884   $ 11,141,117  $  95,104,754      $  64,748,449
                                                                  ============   ============  =============      =============

                                                                  Gross Amount at which Carried at close of Period
                                                                  ------------------------------------------------
                                                                                    Buildings and                    Accumulated
                         Description                                  Land          Improvements         Total       Depreciation
---------------------------------------------------------------   ------------      -------------     ------------   ------------
 Gramco Development Limited Dividend Partnership, L.P.(Bayamon)
  Bayamon, PR                                                        1,329,788         7,358,822         8,688,610     (4,648,770)
 Alexis Park Apartments
  Bossier City, LA (f)(g)(h)                                                 0                 0                 0              0
 Williamsburg Residential
  Wichita, KS                                                          673,429         2,174,086         2,847,515     (1,119,586)
 Victory Apartments
  Chicago, IL                                                          168,402        10,261,979        10,430,381     (3,859,079)
 Less Discontinued operations                                         (638,738)      (31,263,272)      (31,902,010)   (12,720,616)
                                                                  ------------      ------------      ------------   ------------
                                                                  $ 10,431,355      $160,562,965      $170,994,320   $ 86,387,053
                                                                  ============      ============      ============   ============
                                                                                                Life on which
                                                                                                Depreciation in
                                                                    Year of                     Latest Income
                                                                  Construction       Date       Statements is
                         Description                               Renovation      Acquired     Computed (a)(b)
---------------------------------------------------------------   ------------   ------------   ---------------
 Apartment Complexes
 Gramco Development Limited Dividend Partnership, L.P.(Bayamon)           1989      July 1989       25 years
  Bayamon, PR
 Alexis Park Apartments                                                   1986      July 1989     27.5 years
  Bossier City, LA (f)(g)(h)
 Williamsburg Residential                                                 1989      Aug. 1989       40 years
  Wichita, KS
 Victory Apartments                                                       1988     Sept. 1989       40 years
  Chicago, IL
 Less Discontinued operations

(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2002 and included in discontinued operations.
(d) The property and the related assets and liabilities of these Local Partnerships were sold during the fiscal year ended March 31, 2004.
(e) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2005.
(f) The limited Partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2005.
(g) These properties are included in discontinued operations for the fiscal year ended March 31, 2004.
(h) These properties are included in discontinued operations for the fiscal year ended March 31, 2005.


                                          Cost of Property and Equipment                       Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                         Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                     2005             2004             2003             2005             2004             2003
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 223,268,058    $ 235,227,902    $ 241,906,148    $ 102,005,231    $  99,213,488    $  94,895,961
Additions during period:
Improvements                         1,278,534          933,142          947,397
Depreciation expense                                                                    7,071,790        7,433,688        7,517,957
Deductions during period:
Discontinued  operations and
 dispositions                      (53,552,272)     (12,892,986)      (7,625,643)     (22,689,968)      (4,641,945)      (3,200,430)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $ 170,994,320    $ 223,268,058    $ 235,227,902    $  86,387,053    $ 102,005,231    $  99,213,488
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