Form 10-Q
period 2005-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2005-08-11
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                                   13-3458180
-------------------------------------------------         ---------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                             Identification No.)

      625 Madison Avenue, New York, New York                      10022
-------------------------------------------------         ---------------------
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
                           Consolidated Balance Sheets

                                                                             June 30,        March 31,
                                                                               2005            2005*
                                                                          -------------    -------------
                                                                           (Unaudited)       (Audited)
ASSETS

Operating assets
  Property and equipment, at cost, net of accumulated depreciation of
     $87,769,027 and $86,387,053, respectively                            $  83,171,081    $  84,607,267
  Cash and cash equivalents                                                   2,301,687        2,942,859
  Cash held in escrow                                                         7,430,773        7,410,533
  Deferred costs, net of accumulated amortization of $1,526,610 and
     $1,504,711, respectively                                                 1,930,798        1,952,697
  Other assets                                                                2,327,984        2,363,526
                                                                          -------------    -------------

Total operating assets                                                       97,162,323       99,276,882
                                                                          -------------    -------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated depreciation
     of $12,720,615 and $12,720,615, respectively                            19,181,395       19,181,395
  Net assets held for sale                                                    3,214,429        3,175,373
                                                                          -------------    -------------
Total assets from discontinued operations                                    22,395,824       22,356,768
                                                                          -------------    -------------

Total assets                                                              $ 119,558,147    $ 121,633,650
                                                                          =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                  $  65,337,683    $  65,591,884
  Accounts payable and other liabilities                                      2,782,935        3,180,337
  Accrued interest payable                                                    1,927,335        1,862,461
  Security deposits payable                                                     911,236          872,500
  Due to local general partners and affiliates                                7,171,440        7,125,544
  Due to general partners and affiliates                                     17,114,417       17,143,043
  Due to selling partners                                                     2,703,082        2,701,207
                                                                          -------------    -------------

Total operating liabilities                                                  97,948,128       98,476,976
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                             19,240,704       19,331,973
  Net  liabilities  held for sale (including minority interest)               9,510,339        9,430,390
                                                                          -------------    -------------
Total liabilities from discontinued operations                               28,751,043       28,762,363
                                                                          -------------    -------------

Minority interests                                                              557,957          561,850
                                                                          -------------    -------------

Commitments and contingencies (Note 5)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)                   (6,628,433)      (5,112,305)
  General partners                                                           (1,070,548)      (1,055,234)
                                                                          -------------    -------------

Total partners' deficit                                                      (7,698,981)      (6,167,539)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $ 119,558,147    $ 121,633,650
                                                                          =============    =============

* Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                          ------------------------------
                                                                               2005            2004*
                                                                          -------------    -------------
 Operations:
 Revenues
 Rental income                                                            $   4,981,892    $   4,874,851
 Other                                                                           65,188           64,080
                                                                          -------------    -------------

 Total revenues                                                               5,047,080        4,938,931
                                                                          -------------    -------------

 Expenses
 General and administrative                                                   1,234,574        1,288,057
 General and administrative-related parties (Note 2)                            609,346          583,651
 Repairs and maintenance                                                      1,065,312        1,154,705
 Operating and other                                                            841,559          701,314
 Taxes                                                                          175,911          173,456
 Insurance                                                                      282,145          334,927
 Financial                                                                      991,509          998,905
 Depreciation and amortization                                                1,432,437        1,417,122
                                                                          -------------    -------------

 Total expenses from operations                                               6,632,793        6,652,137
                                                                          -------------    -------------

 Loss from operations before minority interest                               (1,585,713)      (1,713,206)

 Minority interest in loss of subsidiaries from operations                        3,894           62,159
                                                                          -------------    -------------

 Loss from operations                                                        (1,581,819)      (1,651,047)

 Discontinued Operations:
 Income (loss) from discontinued operations (including
    minority interest) (Note 4)                                                  50,377         (260,370)
                                                                          -------------    -------------
 Net loss                                                                 $  (1,531,442)   $  (1,911,417)
                                                                          =============    =============

 Loss from operations - limited partners                                  $  (1,566,001)   $  (1,634,537)
 Income (loss) from discontinued operations
    (including minority interest) - limited partners                             49,873         (257,766)
                                                                          -------------    -------------
 Net loss - limited partners                                              $  (1,516,128)   $  (1,892,303)
                                                                          =============    =============

 Number of BACs outstanding                                                   115,917.5        115,917.5
                                                                          =============    =============

 Loss from operations per BAC                                             $      (13.51)   $      (14.10)
 Income (loss) from discontinued operations (including
    minority interest) per BAC                                                      .43            (2.22)
                                                                          -------------    -------------

 Net loss per BAC                                                         $      (13.08)   $      (16.32)
                                                                          =============    =============

*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                     Limited        General
                                       Total         Partners       Partner
                                    -----------    -----------    -----------
Partners' deficit - April 1, 2005   $(6,167,539)   $(5,112,305)   $(1,055,234)

Net loss                             (1,531,442)    (1,516,128)       (15,314)
                                    -----------    -----------    -----------

Partners' deficit - June 30, 2005   $(7,698,981)   $(6,628,433)   $(1,070,548)
                                    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                        --------------------------
                                                                           2005            2004*
                                                                        -----------    -----------
Net loss                                                                $(1,531,442)   $(1,911,417)
                                                                        -----------    -----------

  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                           1,432,437      1,417,122
  (Income) loss from discontinued operations                                (50,377)       260,370
  Minority interest in loss of subsidiaries                                  (3,894)       (62,159)
  Decrease in other assets                                                   35,542        127,168
  (Decrease) increase in accounts payable and other liabilities            (162,065)       136,555
  Increase in due to local general partners and affiliates                  120,561        109,985
  Decrease in due to local general partners and affiliates                  (74,665)      (241,271)
  (Decrease) increase in due to general partners and affiliates             (28,626)       478,580
  Increase in cash held in escrow                                           (87,112)       (40,048)
                                                                        -----------    -----------

  Total adjustments                                                       1,181,801      2,186,302
                                                                        -----------    -----------

Net cash (used in) provided by operating activities                        (349,641)       274,885
                                                                        -----------    -----------

Cash flows from investing activities:

  Decrease in cash held in escrow                                            66,872          8,813
  Improvements to property and equipment                                    (14,808)       (47,444)
                                                                        -----------    -----------

Net cash provided by (used in) investing activities                          52,064        (38,631)
                                                                        -----------    -----------

Cash flows from financing activities:

  Repayments of mortgage notes                                             (345,470)      (438,311)
  Increase in due to selling partner                                          1,875          1,875
                                                                        -----------    -----------

  Net cash used in financing activities                                    (343,595)      (436,436)
                                                                        -----------    -----------

  Net decrease in cash and cash equivalents                                (641,172)      (200,182)

  Cash and cash equivalents at beginning of period                        2,942,859      1,838,615
                                                                        -----------    -----------

  Cash and cash equivalents at end of period                            $ 2,301,687    $ 1,638,433
                                                                        ===========    ===========

   * Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2005 and 2004 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 22 and 24 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of June 30, 2005, the Partnership has disposed of six of its twenty-seven original investments (see
Note 3).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $332,000 and $257,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and March 31, 2005 and the results of its operations and its cash flows for the three months ended June 30, 2005 and 2004, respectively. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest, as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                         -------------------
                                                          2005        2004*
                                                         --------   --------
Partnership management fees (a)                          $324,500   $350,000
Expense reimbursement (b)                                  74,008     32,913
Property management fees incurred to affiliates of the
   General Partners (c)                                   107,995    104,485
Local administrative fee (d)                               11,000     10,750
                                                         --------   --------

Total general and administrative - General Partners       517,503    498,148
                                                         --------   --------

Property management fees incurred to affiliates of the
   local general partners (c)                              91,843     85,503
                                                         --------   --------

Total general and administrative-related parties         $609,346   $583,651
                                                         ========   ========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                          2005       2004*
                                                         --------  --------
Local administrative fee (d)                             $     0    $ 1,250
                                                         -------    -------

Total general and administrative-General Partners              0      1,250
                                                         -------    -------

Property management fees incurred to affiliates of the
   Local General  Partners (c)                            34,522     51,469
                                                         -------    -------

Total general and administrative-related parties         $34,522    $52,719
                                                         =======    =======

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,287,000 and $14,088,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005. Without the General Partner continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $381,969 and $422,042 for three months ended June 30, 2005 and 2004, respectively. Of these fees $234,360 and $241,457 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $107,995 and $104,485, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $34,522 and $51,469, respectively, which were incurred to affiliates of the Local General Partners of properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 30, 2005, the Partnership has sold its limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of four Local Partnerships. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 11, 2005, the Partnership's Limited Partnership Interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a purchase price of $10, resulting in a Local General Partner contribution of approximately $5,416,000 which will be recognized in the Partnership's Form 10-Q for the quarter ended September 30, 2005.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2005, Rolling Green Limited Partnership ("Rolling Green") and Upper Fifth were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Property Development Associates, L.P. ("Property Development"), Alexis Park Apartments ("Alexis Park"), Rolling Green and Upper Fifth were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                      June 30,        March 31,
                                                        2005            2005*
                                                    ------------    ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $12,720,615 and $12,720,615,
    respectively                                    $ 19,181,395    $ 19,181,395
  Cash and cash equivalents                              103,955         111,730
  Cash held in escrow                                    695,115         604,199
  Deferred costs, net of accumulated amortization
    of $693,016 and $693,016, respectively               262,913         262,913
  Other assets                                         2,152,446       2,196,531
                                                    ------------    ------------
Total assets                                        $ 22,395,824    $ 22,356,768
                                                    ============    ============

Liabilities
  Mortgage notes payable                            $ 19,240,704    $ 19,331,973
  Accounts payable and other liabilities               1,575,370       1,527,438
  Accrued interest payable                                31,770          46,877
  Security deposits payable                              216,075         219,432
  Due to general partners and affiliates               7,687,280       7,636,799
  Minority interest                                         (156)           (156)
                                                    ------------    ------------
Total liabilities                                   $ 28,751,043    $ 28,762,363
                                                    ============    ============

* Reclassified for comparative purposes.

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2005, Rolling Green and Upper Fifth were classified as assets held for sale. For the three months ended June 30, 2004, Rolling Green and Upper Fifth, in order to present comparable results to the three months ended June 30, 2005, and Property Development and Alexis Park, because they were sold during 2004, were classified as discontinued operations on the Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                              Three Months Ended
                                                                                    June 30,
                                                                           -------------------------
                                                                              2005           2004
                                                                           -----------   -----------
Revenues

Rental income                                                              $ 1,046,978   $ 1,651,417
Other                                                                            5,692        40,339
                                                                           -----------   -----------
Total revenue                                                                1,052,670     1,691,756
                                                                           -----------   -----------

Expenses

General and administrative                                                     318,103       431,340
General and administrative-related parties (Note 2)                             34,522        52,719
Repairs and maintenance                                                        109,738       344,781
Operating                                                                      226,986       188,227
Taxes                                                                           72,444        87,857
Insurance                                                                      100,294       167,908
Interest                                                                       140,206       324,216
Depreciation and amortization                                                        0       384,730
                                                                           -----------   -----------

Total expenses                                                               1,002,293     1,981,778
                                                                           -----------   -----------

Income (loss) before minority interest                                          50,377      (290,022)
Minority interest in income of subsidiaries from discontinued operations             0        29,652
                                                                           -----------   -----------
Net income (loss) from discontinued operations (including minority
  interest)                                                                $    50,377   $  (260,370)
                                                                           ===========   ===========

Income (loss) - limited partners from discontinued operations
  (including minority interest)                                            $    49,873   $  (257,766)
                                                                           ===========   ===========

Number of BACs outstanding                                                   115,917.5     115,917.5
                                                                           ===========   ===========

Income (loss) from discontinued operations (including minority interest)
  per BAC                                                                  $       .43   $     (2.22)
                                                                           ===========   ===========

Note 5 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principles. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships

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

Goodfellow Place Limited Partnership
------------------------------------
On March 2, 2004, Goodfellow Place Limited Partnership ("Goodfellow")'s management had entered into an agreement to sell the Local Limited Partnership's assets for $100,000 plus assumption of the mortgage, with a closing date set for no later than April 30, 2005. The sale did not occur by April 30, 2005 and the agreement was cancelled.

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and the Department of Urban and Housing Development ("HUD"). In the event of a substantial violation of the provisions of certain agreements between Gramco and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets.

Williamsburg Residential, L.P.
------------------------------

In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2005. As of June 30, 2005, the Partnership has advanced to Williamsburg approximately $1,389,000.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

d)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that are eligible for low-income housing tax credits ("Housing Tax Credits"). The Partnership's entitlement to claim tax credits for each property is ten years from the date of investment or, if later, the date the property is placed into service ("Tax Credit Period"). The Local Partnerships must comply with the Housing Tax Credits requirements for a period of fifteen years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership has expired. A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Credit Period.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 7 - Subsequent Event

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") to the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of approximately $358,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. There is no guarantee that the Local General Partner will exercise this option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. As of June 30, 2005, the properties and the related assets and liabilities of four Local Partnerships were sold and the limited partnership interest in two Local Partnerships were sold. For a discussion of these sales, see Note 3 of the financial statements ("Sale of Properties").

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the three months ended June 30, 2005 and 2004, cash distributions of approximately $245,000 and $0, respectively, were received by the Partnership from operations of the Local Partnerships.

During the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $641,000 due to net cash used in operating activities ($350,000), acquisitions of property and equipment ($15,000) and repayments of mortgage notes ($345,000) which exceeded a decrease in cash held in escrow relating to investing activities ($67,000) and an increase in due to selling partners ($2,000). In the adjustments to reconcile the net loss to net cash used in operating activities are income from discontinued operations of approximately ($50,000) and depreciation and amortization of approximately ($1,432,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $344,000 at June 30, 2005.

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $3,599,501 and $3,652,459, respectively.

Accounts payable and other liabilities totaled $2,782,935 and $3,180,337 as of June 30, 2005 and March 31, 2005, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2005 and March 31, 2005 was $1,927,335 and $1,862,461, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,287,000 and $14,088,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partners continued accrual without payment of these fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

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

Except as described above, management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the three months ended June 30, 2005, the Partnership did not record a loss on impairment of assets. Through June 30, 2005, the Partnership has recorded approximately $5,407,000 as a loss on impairment of assets.

In accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at June 30, 2005, Rolling Green Limited Partnership ("Rolling Green") and Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth"). See Note 4 regarding discontinued operations.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships. The results of operations of the Partnership, as well as the Local Partnerships, excluding operating and insurance, remained fairly consistent during the three months ended June 30, 2005 and 2004.

Rental income increased approximately 2% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to rental rate increases at the Local Partnerships.

Total expenses, excluding operating and other and insurance, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2005 as compared to the corresponding period in 2004.

Operating and other increased approximately $140,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in fuel costs at several Local Partnerships in 2005.

Insurance decreased approximately $53,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to overaccruals in 2004 at two Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 15% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's annual report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties L.P. and
Liberty Associates II, L.P., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

        (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

        (32.1) Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and
               Section  1350 of Title 18 of the  United  States  Code (18 U.S.C.
               1350)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                                 By:  RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner


                                      By: Related Credit Properties II Inc.,
                                          its General Partner


Date: August 11, 2005
      ---------------
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


                                 By:  LIBERTY GP II INC.,
                                      a General Partner


Date: August 11, 2005
      ---------------
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President


                                      and


                                      By: LIBERTY ASSOCIATES II, L.P.
                                          a General Partner


                                          By: Related Credit Properties II Inc.,
                                              its General Partner


Date: August 11, 2005
      ---------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President


                                          and


                                          By: Liberty GP II Inc.,
                                              its General Partner


Date: August 11, 2005
      ---------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 11, 2005
               ---------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(n)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 11, 2005