Form 10-Q
period 2005-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2005-11-09
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3458180
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                          September 30,      March 31,
                                                                              2005             2005*
                                                                          -------------    -------------
                                                                           (Unaudited)       (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated depreciation of
     $68,600,995 and $86,387,053, respectively                            $  65,762,709    $  84,607,267
   Cash and cash equivalents                                                  1,109,686        2,942,859
   Cash held in escrow                                                        6,074,491        7,410,533
   Deferred costs, net of accumulated amortization of $689,974 and
     $1,504,711, respectively                                                 1,558,116        1,952,697
   Other assets                                                               1,466,363        2,363,526
                                                                          -------------    -------------

Total operating assets                                                       75,971,365       99,276,882
                                                                          -------------    -------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated depreciation
     of $24,506,634 and $12,720,615, respectively                            20,446,274       19,181,395
  Net assets held for sale                                                    3,233,616        3,175,373
                                                                          -------------    -------------
Total assets from discontinued operations                                    23,679,890       22,356,768
                                                                          -------------    -------------

Total assets                                                              $  99,651,255    $ 121,633,650
                                                                          =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                  $  48,136,210    $  65,591,884
  Accounts payable and other liabilities                                      2,341,716        3,180,337
  Accrued interest payable                                                    1,884,507        1,862,461
  Security deposits payable                                                     713,126          872,500
  Due to local general partners and affiliates                                6,962,706        7,125,544
  Due to general partners and affiliates                                     16,839,491       17,143,043
  Due to selling partners                                                     1,292,685        2,701,207
                                                                          -------------    -------------

Total operating liabilities                                                  78,170,441       98,476,976
                                                                          -------------    -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                             22,503,741       19,331,973
  Net liabilities held for sale (including minority interest)                 6,667,569        9,430,390
                                                                          -------------    -------------
Total liabilities from discontinued operations                               29,171,310       28,762,363
                                                                          -------------    -------------

Minority interests                                                           (2,198,128)         561,850
                                                                          -------------    -------------

Commitments and contingencies (Note 5)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)                   (4,443,886)      (5,112,305)
  General partners                                                           (1,048,482)      (1,055,234)
                                                                          -------------    -------------

Total partners' deficit                                                      (5,492,368)      (6,167,539)
                                                                          -------------    -------------

Total liabilities and partners' deficit                                   $  99,651,255    $ 121,633,650
                                                                          =============    =============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 2005            2004*           2005            2004*
                                             ------------    ------------    ------------    ------------
Operations:
Revenues
Rental income                                $  3,797,615    $  3,806,433    $  7,719,050    $  7,639,839
Other                                              38,504          45,813          94,006          98,213
                                             ------------    ------------    ------------    ------------

Total revenues                                  3,836,119       3,852,246       7,813,056       7,738,052
                                             ------------    ------------    ------------    ------------

Expenses
General and administrative                      1,265,896       1,070,576       2,308,249       2,178,955
General and administrative - related
   parties (Note 2)                               582,350         572,341       1,149,841       1,119,787
Repairs and maintenance                         1,199,889         891,470       2,058,921       1,897,435
Operating                                         580,689         451,107       1,174,724         951,778
Taxes                                             168,290         134,280         339,601         303,236
Insurance                                         231,181         210,877         448,883         465,088
Financial                                         750,673         752,572       1,465,664       1,476,080
Depreciation and amortization                   1,083,958       1,083,763       2,180,240       2,165,346
                                             ------------    ------------    ------------    ------------

Total expenses from operations                  5,862,926       5,166,986      11,126,123      10,557,705
                                             ------------    ------------    ------------    ------------

Loss from operations before minority
   interest                                    (2,026,807)     (1,314,740)     (3,313,067)     (2,819,653)

Minority interest in loss of subsidiaries
   from operations                                 10,288           1,614          12,341           3,585
                                             ------------    ------------    ------------    ------------

Loss from operations                         $ (2,016,519)   $ (1,313,126)   $ (3,300,726)   $ (2,816,068)

Discontinued operations:
Income (loss) from discontinued operations
   (including minority interest)(Note4 )        4,223,132        (401,668)      3,975,897        (810,143)
                                             ------------    ------------    ------------    ------------
Net income (loss)                            $  2,206,613    $ (1,714,794)   $    675,171    $ (3,626,211)
                                             ============    ============    ============    ============

Loss from operations - limited partners      $ (1,996,354)   $ (1,299,995)   $ (3,267,719)   $ (2,787,907)
Income (loss) from discontinued operations
   (including minority interest) - limited
   partners                                     4,180,901        (397,651)      3,936,138        (802,042)
                                             ------------    ------------    ------------    ------------
Net income (loss) - limited partners         $  2,184,547    $ (1,697,646)   $    668,419    $ (3,589,949)
                                             ============    ============    ============    ============


Number of BACs outstanding                      115,917.5       115,917.5       115,917.5       115,917.5
                                             ============    ============    ============    ============

Loss from operations per BAC                 $     (17.22)   $     (11.22)   $     (28.19)   $     (24.05)
Income (loss) from discontinued operations
   (including minority interest) per BAC            36.07           (3.43)          33.96           (6.92)
                                             ------------    ------------    ------------    ------------

Net income (loss) per BAC                    $      18.85    $     (14.65)   $       5.77    $     (30.97)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                         Limited         General
                                            Total        Partners        Partner
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2005        $(6,167,539)   $(5,112,305)   $(1,055,234)

Net loss                                     675,171        668,419          6,752
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2005   $(5,492,368)   $(4,443,886)   $(1,048,482)
                                         ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2005            2004*
                                                                                  ------------    ------------
Net income (loss)                                                                 $    675,171    $ (3,626,211)
                                                                                  ------------    ------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

 Depreciation and amortization                                                       2,856,493       3,621,524
 Loss on sale of properties                                                             40,456               0
 Loss on impairment of fixed assets                                                    850,000               0
 Minority interest in loss of subsidiaries                                          (5,255,179)       (169,701)
 Decrease in other assets                                                              401,666         291,943
 (Decrease) increase in accounts payable and other liabilities                        (408,432)        633,871
 Increase in accrued interest payable                                                  105,575         138,936
 Increase in security deposits payable                                                  42,691          14,468
 Increase in due to local general partners and affiliates                              229,787         286,825
 Decrease in due to local general partners and affiliates                              (44,183)       (236,681)
 (Decrease) increase in due to general partners and affiliates                         (29,073)        805,230
 Increase in cash held in escrow                                                      (359,308)       (277,976)
                                                                                  ------------    ------------

 Total adjustments                                                                  (1,569,507)      5,108,439
                                                                                  ------------    ------------

Net cash (used in) provided by operating activities                                   (894,336)      1,482,228
                                                                                  ------------    ------------

Cash flows from investing activities:

 Proceeds from sale                                                                    100,000               0
 (Increase) decrease in cash held in escrow                                            (24,122)         17,635
 Improvements to property and equipment                                                (67,615)       (212,185)
                                                                                  ------------    ------------

Net cash provided by (used in) investing activities                                      8,263        (194,550)
                                                                                  ------------    ------------

Cash flows from financing activities:

 Repayments of mortgage notes                                                         (659,952)       (866,789)
 Increase in due to selling partner                                                      3,750           3,750
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                                  (255,000)         (1,511)
                                                                                  ------------    ------------

 Net cash used in financing activities                                                (911,202)       (864,550)
                                                                                  ------------    ------------

 Net (decrease) increase in cash and cash equivalents                               (1,797,275)        423,128

 Cash and cash equivalents at beginning of period                                    3,054,589       1,838,615
                                                                                  ------------    ------------

 Cash and cash equivalents at end of period                                       $  1,257,314    $  2,261,743
                                                                                  ============    ============

Summarized below are the components of the gain on sale of properties:

 Decrease in property and equipment, net of accumulated depreciation              $ 13,989,525    $          0
 Decrease in deferred costs                                                            101,788               0
 Decrease in prepaid expenses and other assets                                       2,022,049               0
 Decrease in cash held in escrow                                                       414,643               0
 Decrease in accounts payable, accrued expenses and other liabilities                 (272,954)              0
 Decrease in mortgage notes payable                                                (13,623,954)              0
 Decrease in due to local general partners and their affiliates                     (7,651,659)              0
 Decrease in due to local general partners and affiliates                             (171,914)              0
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                                 5,332,932               0


* Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2005 and 2004 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 22 and 24 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of September 30, 2005, the Partnership has disposed of seven of its twenty-seven original investments (see
Note 3). Subsequently, on October 20, 2005, the Partnership disposed of its eighth investment (see Note 7).

For financial reporting purposes, the Partnership's fiscal quarter ends on September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $0, $183,000, $0 and $440,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of its operations for the three and six months ended September 30, 2005 and 2004 and its cash flows for the six months ended September 30, 2005 and 2004, respectively. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the year.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                           Three Months Ended         Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2005         2004*        2005         2004*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  324,500   $  350,000   $  649,000   $  700,000
Expense reimbursement (b)                                    84,163       54,917      158,171       87,830
Property management fees incurred to affiliates of the
  General Partners (c)                                      107,995      104,485      215,990      208,970
Local administrative fee (d)                                  6,500        6,500       13,000       13,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           523,158      515,902    1,036,161    1,009,800
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  Local
  General Partners (c)                                       59,192       56,439      113,680      109,987
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  582,350   $  572,341   $1,149,841   $1,119,787
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  4,500   $  5,750   $  9,000   $ 11,500
                                                         --------   --------   --------   --------

Total general and administrative-General Partners           4,500      5,750      9,000     11,500
                                                         --------   --------   --------   --------

Property management fees incurred to affiliates of the
  Local General Partners (c)                               71,385     83,525    143,262    166,949
                                                         --------   --------   --------   --------

Total general and administrative-related parties         $ 75,885   $ 89,275   $152,262   $178,449
                                                         ========   ========   ========   ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,611,000 and $14,088,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $375,475, $374,977, $757,444 and $797,019 for three and six months ended September 30, 2005 and 2004, respectively. Of these fees $238,572, $244,449, $472,932 and $485,906, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $107,995, $104,485, $215,990 and $208,970,
respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $71,385, $83,525, $143,262 and $166,949, respectively, which were incurred to affiliates of the Local General Partners of properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2005, the Partnership has sold its limited partnership interest in two Local Partnerships and the property and the related assets and liabilities of five Local Partnerships. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on October 20, 2005, the Partnership sold its limited partnership interest in one Local Partnership (see Note 7).

On September 30, 2005, the Partnership entered into an assignment and assumption agreement with the Local General Partner to purchase the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") for a purchase price of $3,000,000. Bayamon is being held as an asset held for sale as of September 30, 2005. Subsequently, on October 20, 2005, the Partnership's limited partnership interest in Bayamon was sold (see Note 7).

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. Grand Concourse is being held as an asset held for sale as of September 30, 2005. As of June 30, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,161,000 and mortgage debt of approximately $3,306,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Concourse Artist's Housing Associates, L.P. ("Concourse Artist's") to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. Concourse Artist's is being held as an asset held for sale as of September 30, 2005. As of June 30, 2005, Concourse Artist's had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,366,000 and mortgage debt of approximately $1,420,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. Robin Housing is being held as an asset held for sale as of September 30, 2005. As of June 30, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $4,945,000 and mortgage debt of approximately $4,930,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,575,000. During the quarter ended September 30, 2005, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Partnership deemed the building impaired and wrote it down to its fair value of approximately $4,900,000, which resulted in a loss on impairment of $850,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,106,000, accumulated depreciation of approximately $6,199,000 and mortgage debt of approximately $3,383,000.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") to the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of $100,000. The Local General Partner has the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. There is no guarantee that the Local General Partner will exercise this option. Although the Local General Partner has not fully committed to purchasing the remaining limited partner interest, the purchase of only 20% of the limited partnership interest is not sufficient assurance that he will purchase the remaining 80% of the limited partnership interest. Therefore, Santa Juanita is not classified as an asset held for sale and, therefore, is not included in discontinued operations as of September 30, 2005.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a purchase price of $10. The sale resulted in the liquidation of Upper Fifth, which had a partners' deficit of approximately $5,233,000, resulting in a Local General Partner non-cash contribution in the same amount to the Local Partnership. As of the sale date, Upper Fifth had property and equipment, at cost, approximately $22,386,000, accumulated depreciation of approximately $8,740,000 and mortgage debt of approximately $13,624,000.

On September 21, 2004, the Partnership's limited partner interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the property, but in no event later than 10 years. The sale resulted in a gain of approximately $934,000, which was recognized in the Partnership's Form 10-Q for the quarter ended December 31, 2004. As of the sale date, Alexis Park had property and equipment, at cost, of approximately $8,456,000, accumulated depreciation of approximately $4,473,000 and mortgage debt of approximately $3,839,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of September 30, 2005, Rolling Green, Limited Partnership ("Rolling Green"), Upper Fifth, Penn Alto, Bayamon, Concourse Artist's, Grand Concourse and Robin Housing were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Property Development Associates, L.P. ("Property Development"), Alexis Park, Rolling Green and Upper Fifth were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets of Discontinued Operations:

                                                                September 30,    March 31,
                                                                    2005           2005*
                                                                ------------   ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $24,506,634 and $12,720,615, respectively   $ 20,446,274   $ 19,181,395
  Cash and cash equivalents                                          147,628        111,730
  Cash held in escrow                                              1,909,028        604,199
  Deferred costs, net of accumulated amortization
    of $901,862 and $693,016, respectively                           506,981        262,913
  Other assets                                                       669,979      2,196,531
                                                                ------------   ------------
Total assets                                                    $ 23,679,890   $ 22,356,768
                                                                ============   ============

Liabilities
  Mortgage notes payable                                        $ 22,503,741   $ 19,331,973
  Accounts payable and other liabilities                           1,684,672      1,527,438
  Accrued interest payable                                           130,406         46,877
  Security deposits payable                                          249,583        219,432
  Due to general partners and affiliates                             274,479      7,636,799
  Due to local general  partners and their affiliates                333,582              0
  Due to selling partners                                          1,412,272              0
  Minority interest                                                2,582,575           (156)
                                                                ------------   ------------
Total liabilities                                               $ 29,171,310   $ 28,762,363
                                                                ============   ============

* Reclassified for comparative purposes.


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2005, Upper Fifth and Penn Alto, which were sold during the year, and Rolling Green, Bayamon, Concourse Artist's, Grand Concourse and Robin Housing, which were classified as assets held for sale, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and six months ended September 30, 2004, Rolling Green, Upper Fifth, Penn Alto, Bayamon, Concourse Artist's, Grand Concourse and Robin Housing, in order to present comparable results to the three and six months ended September 30, 2005, and Property Development and Alexis Park, which were sold during 2004, were classified as discontinued operations on the Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                    Three Months Ended             Six Months Ended
                                                       September 30,                 September 30,
                                                --------------------------    --------------------------
                                                   2005           2004           2005           2004
                                                -----------    -----------    -----------    -----------
Revenues

Rental income                                   $ 1,828,898    $ 2,732,397    $ 3,936,333    $ 5,425,259
Other                                               102,058         46,693        117,436         98,712
Loss on sale of properties (Note 3)                 (40,456)             0        (40,456)             0
                                                -----------    -----------    -----------    -----------
Total revenue                                     1,890,500      2,779,090      4,013,313      5,523,971
                                                -----------    -----------    -----------    -----------

Expenses

General and administrative                          371,370        555,530        881,696      1,166,298
General and administrative-related parties
  (Note 2)                                           75,885         89,275        152,262        178,449
Repairs and maintenance                             518,215        616,538        834,233      1,110,059
Operating                                           177,100        407,591        651,609        796,461
Taxes                                                57,381         83,897        134,425        176,254
Insurance                                           131,960        153,444        296,697        402,068
Interest                                            386,355        614,850        803,079      1,214,463
Depreciation and amortization                       340,098        735,908        676,253      1,456,178
Loss on impairment of fixed assets                  850,000              0        850,000              0
                                                -----------    -----------    -----------    -----------

Total expenses                                    2,908,364      3,257,033      5,280,254      6,500,230
                                                -----------    -----------    -----------    -----------

Loss before minority interest                    (1,017,864)      (477,943)    (1,266,941)      (976,259)
Minority interest in income of subsidiaries
  from discontinued operations                    5,240,996         76,275      5,242,838        166,116
                                                -----------    -----------    -----------    -----------
Net income (loss) from discontinued
  operations (including minority interest)      $ 4,223,132    $  (401,668)   $ 3,975,897    $  (810,143)
                                                ===========    ===========    ===========    ===========

Income (loss) - limited partners from
  discontinued operations (including minority
  interest)                                     $ 4,180,901    $  (397,651)   $ 3,936,138    $  (802,042)
                                                ===========    ===========    ===========    ===========

Number of BACs outstanding                        115,917.5      115,917.5      115,917.5      115,917.5
                                                ===========    ===========    ===========    ===========

Income (loss) from discontinued operations
  (including minority interest) per BAC         $     36.07    $     (3.43)   $     33.96    $     (6.92)
                                                ===========    ===========    ===========    ===========


Cash flows form Discontinued Operations:

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 2005           2004
                                                                              -----------    -----------
 Net cash (used in) provided by operating activities                          $(2,633,440)   $ 2,181,523
                                                                              -----------    -----------
 Net cash provided by investing activities                                    $   375,738    $   361,840
                                                                              -----------    -----------
 Net cash used in financing activities                                        $  (599,988)   $  (235,033)
                                                                              -----------    -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated financial statements.


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

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Gramco Development Limited Dividend Partnership, L.P. ("Gramco") was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and the Department of Urban and Housing Development ("HUD"). In the event of a substantial violation of the provisions of certain agreements between Gramco and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. Subsequently, on October 20, 2005, the Partnership's Limited Partnership Interest was sold to the Local General Partner (see Note 7).

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current and is expected to continue to do so during 2005. As of September 30, 2005, the Partnership has advanced to Williamsburg approximately $1,427,000.

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

d)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that are eligible for low-income housing tax credits ("Housing Tax Credits"). The Partnership's entitlement to claim tax credits for each property is ten years from the date of investment or, if later, the date the property is placed into service ("Tax Credit Period"). The Local Partnerships must comply with the Housing Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership has expired. A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Tax Credit Period.

e)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2005, no more than 42% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


Note 7 - Subsequent Event

On October 20, 2005, the Partnership's limited partnership interest in Bayamon was sold to the Local General Partner and one of its affiliates for a purchase price of $3,000,000, resulting in a capital contribution of approximately $2,850,000, which will be recognized in the Partnership's Form 10-Q dated December 31, 2005. The Partnership received the purchase money on October 20, 2005. The sale will result in the liquidation of Bayamon. As of the sale date, Bayamon had property and equipment, at cost, of approximately $8,647,000, accumulated depreciation of approximately $4,775,000 and mortgage debt of approximately $3,914,000. Bayamon is being held as an asset held for sale as of September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. As of September 30, 2005, the properties and the related assets and liabilities of five Local Partnerships were sold and the limited partnership interest in two Local Partnerships was sold. For a discussion of these sales, see Note 3 of the financial statements ("Sale of Properties").

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the six months ended September 30, 2005 and 2004, cash distributions of approximately $245,000 and $1,500, respectively, were received by the Partnership from operations of the Local Partnerships. In addition, during the six months ended September 30, 2005 and 2004, the Partnership received approximately $100,000 and $0 as proceeds from sales.

During the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,797,000 due to net cash used in operating activities ($894,000), improvements to property and equipment ($68,000), an increase in cash held in escrow relating to investing activities ($24,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($255,000) and repayments of mortgage notes ($660,000) which exceeded proceeds from sales ($100,000) and an increase in due to selling partners ($4,000). In the adjustments to reconcile the net income to net cash used in operating activities are loss on sale of properties of approximately ($40,000), depreciation and amortization of approximately ($2,856,000) and a loss on impairment of fixed assets of ($850,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $202,000 at September 30, 2005.

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative
- related parties,  totaled $3,445,945,  $2,758,310,  $6,330,378 and $5,796,492, respectively.

Accounts payable and other liabilities totaled $2,341,716 and $3,180,337 as of September 30, 2005 and March 31, 2005, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2005 and March 31, 2005 was $1,884,507 and $1,862,461, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,611,000 and $14,088,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the six months ended September 30, 2005, the Partnership recorded $850,000 as a loss on impairment of assets. Through September 30, 2005, the Partnership has recorded approximately $6,257,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were five assets classified as property and equipment-held for sale at September 30, 2005, Rolling Green, Bayamon, Concourse Artist's, Grand Concourse and Robin Housing. See Note 4 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income decreased less than 1% and increased approximately 1% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004. The decrease for the three months was primarily due to an increase in commercial vacancies and bad debts at one Local Partnership during the second quarter of 2005, partially offset by increases in rental rates at the other Local Partnerships. The increase for the six months was primarily due to increases in rental rates at the Local Partnerships.

General and administrative expenses increased by approximately $195,000 and $129,000 for the three and six months ended September 30, 2005 as compared to the same periods in 2004, primarily due to filling a management position in 2005 that was vacant for several months in 2004 at one Local Partnership and an increase in legal costs relating to the sale of properties at the Partnership level.

Repair and maintenance expenses increased by approximately $308,000 and $161,000 for the three and six months ended September 30, 2005 as compared to the same periods in 2004, primarily due to the receipt of invoices that were delayed by a vendor at one Local Partnership and an increase in apartment restoration and exterior building renovation projects at a second Local Partnership.

Operating and other expenses increased by approximately $130,000 and $223,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in fuel costs at the Local Partnerships.

Taxes increased by approximately $34,000 and $36,000 for the three and six months ended September 30, 2005 as compared to the same periods in 2004, primarily due to underaccruals in the prior year at four Local Partnerships.

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

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties L.P. and
Liberty Associates II, L.P., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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



Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On November 8, 2005, CharterMac announced that Stuart J. Boesky will step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II, L.P. (the "Related General Partner"). Upon his stepping down, which will be effective on November 15, 2005, he will also resign from his position as Senior Vice President of the Related General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

Item 6.  Exhibits

         (3B) Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.'s Registration Statement on Form S-11 Registration No. 33-21429).

         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

         (32.1)Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and
               Section  1350 of Title 18 of the  United  States  Code (18 U.S.C.
               1350)

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


Date: November 9, 2005
      ----------------

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


Date: November 9, 2005
      ----------------

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


Date: November 9, 2005
      ----------------

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


Date: November 9, 2005
      ----------------

                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: November 9, 2005
               ----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     November 9, 2005