Form 10-Q
period 2005-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2006-02-08
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  December 31,      March 31,
                                                                      2005            2005*
                                                                 -------------    -------------
                                                                  (Unaudited)       (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated
     depreciation of $65,883,805 and $86,387,053, respectively   $  62,263,361    $  84,607,267
   Cash and cash equivalents                                         2,901,905        2,942,859
   Cash held in escrow                                               6,012,256        7,410,533
   Deferred costs, net of accumulated amortization of
     $521,227 and $1,504,711, respectively                           1,647,516        1,952,697
   Other assets                                                      1,681,565        2,363,526
                                                                 -------------    -------------

Total operating assets                                              74,506,603       99,276,882
                                                                 -------------    -------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated
     depreciation of $22,324,677 and $12,720,615, respectively      17,708,312       19,181,395
  Net assets held for sale                                           3,496,717        3,175,373
                                                                 -------------    -------------
Total assets from discontinued operations                           21,205,029       22,356,768
                                                                 -------------    -------------

Total assets                                                     $  95,711,632    $ 121,633,650
                                                                 =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                         $  44,780,550    $  65,591,884
  Accounts payable and other liabilities                             5,603,566        3,180,337
  Accrued interest payable                                           1,873,216        1,862,461
  Security deposits payable                                            685,251          872,500
  Due to local general partners and affiliates                       6,259,671        7,125,544
  Due to general partners and affiliates                            15,880,916       17,143,043
  Due to selling partners                                            1,294,560        2,701,207
                                                                 -------------    -------------

Total operating liabilities                                         76,377,730       98,476,976
                                                                 -------------    -------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                    23,026,268       19,331,973
  Net  liabilities held for sale (including minority interest)       3,583,603        9,430,390
                                                                 -------------    -------------
Total liabilities from discontinued operations                      26,609,871       28,762,363
                                                                 -------------    -------------

Minority interests                                                  (2,363,144)         561,850
                                                                 -------------    -------------

Commitments and contingencies (Note 7)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)          (3,870,138)      (5,112,305)
  General partners                                                  (1,042,687)      (1,055,234)
                                                                 -------------    -------------

Total partners' deficit                                             (4,912,825)      (6,167,539)
                                                                 -------------    -------------

Total liabilities and partners' deficit                          $  95,711,632    $ 121,633,650
                                                                 =============    =============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                December 31,                    December 31,
                                                        ----------------------------    ----------------------------
                                                            2005            2004*           2005            2004*
                                                        ------------    ------------    ------------    ------------
Operations:
Revenues
Rental income                                           $  3,870,265    $  3,715,573    $ 11,306,647    $ 11,067,705
Other                                                         53,733          67,126         145,817         165,339
                                                        ------------    ------------    ------------    ------------

Total revenues                                             3,923,998       3,782,699      11,452,464      11,233,044
                                                        ------------    ------------    ------------    ------------

Expenses
General and administrative                                 1,173,315       1,046,563       3,367,990       3,137,123
General and administrative - related parties (Note 2)        645,263         573,263       1,795,104       1,693,050
Repairs and maintenance                                    1,338,984       1,024,769       3,315,262       2,878,747
Operating                                                    361,202         362,961       1,452,206       1,241,102
Taxes                                                        175,559         142,075         515,160         445,311
Insurance                                                    242,522         237,840         662,410         676,859
Financial                                                    632,561         660,834       2,049,068       2,081,706
Depreciation and amortization                              1,043,035       1,026,487       3,112,283       3,077,416
                                                        ------------    ------------    ------------    ------------

Total expenses from operations                             5,612,441       5,074,792      16,269,483      15,231,314
                                                        ------------    ------------    ------------    ------------

Loss from operations before minority interest             (1,688,443)     (1,292,093)     (4,817,019)     (3,998,270)

Minority interest in (income) loss of subsidiaries
   from operations                                              (545)          1,320           9,960           3,779
                                                        ------------    ------------    ------------    ------------

Loss from operations                                    $ (1,688,988)   $ (1,290,773)   $ (4,807,059)   $ (3,994,491)

Discontinued operations:
Income (loss) from discontinued operations
   (including minority
   interest)(Note4 )                                       2,268,531         878,672       6,061,773         (43,821)
                                                        ------------    ------------    ------------    ------------
Net income (loss)                                       $    579,543    $   (412,101)   $  1,254,714    $ (4,038,312)
                                                        ============    ============    ============    ============

Loss from operations - limited partners                 $ (1,672,098)   $ (1,277,865)   $ (4,758,988)   $ (3,954,546)
Income (loss) from discontinued operations
   (including minority interest) - limited partners        2,245,846         869,885       6,001,155         (43,383)
                                                        ------------    ------------    ------------    ------------
Net income (loss) - limited partners                    $    573,748    $   (407,980)   $  1,242,167    $ (3,997,929)
                                                        ============    ============    ============    ============

Number of BACs outstanding                                 115,917.5       115,917.5       115,917.5       115,917.5
                                                        ============    ============    ============    ============

Loss from operations per BAC                            $     (14.43)   $     (11.02)   $     (41.05)   $     (34.12)
Income (loss) from discontinued operations
   (including minority interest) per BAC                       19.38            7.50           51.77           (0.37)
                                                        ------------    ------------    ------------    ------------

Net income (loss) per BAC                               $       4.95    $      (3.52)   $      10.72    $     (34.49)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                         Limited        General
                                           Total         Partners       Partner
                                        -----------    -----------    -----------
Partners' deficit - April 1, 2005       $(6,167,539)   $(5,112,305)   $(1,055,234)

Net income                                1,254,714      1,242,167         12,547
                                        -----------    -----------    -----------

Partners' deficit - December 31, 2005   $(4,912,825)   $(3,870,138)   $(1,042,687)
                                        ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2005            2004*
                                                                               ------------    ------------
Net income (loss)                                                              $  1,254,714    $ (4,038,312)
                                                                               ------------    ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

 Depreciation and amortization                                                    4,256,325       5,401,571
 Gain on sale of properties                                                          (9,138)       (606,265)
 Loss on impairment of fixed assets                                                 850,000               0
 Minority interest in loss of subsidiaries                                       (7,584,796)        (80,403)
 Increase in cash held in escrow                                                   (599,688)        (14,207)
 Decrease in other assets                                                            18,621           4,326
 Increase (decrease) in accounts payable and other liabilities                    2,951,573         (32,704)
 Increase in accrued interest payable                                               100,952         166,909
 Increase in security deposits payable                                               56,024           8,425
 Increase in due to local general partners and affiliates                           327,037         607,899
 Decrease in due to local general partners and affiliates                          (160,947)       (433,714)
 (Decrease) increase in due to general partners and affiliates                     (971,481)        845,017
                                                                               ------------    ------------

 Total adjustments                                                                 (765,518)      5,866,854
                                                                               ------------    ------------

Net cash provided by operating activities                                           489,196       1,828,542
                                                                               ------------    ------------

Cash flows from investing activities:

 Proceeds from sale                                                                 100,000         600,000
 Decrease in cash held in escrow                                                     43,260         260,362
 Improvements to property and equipment                                            (109,687)       (261,906)
                                                                               ------------    ------------

Net cash provided by investing activities                                            33,573         598,456
                                                                               ------------    ------------

Cash flows from financing activities:

 Increase in deferred costs                                                        (111,113)        (54,031)
 Repayments of mortgage notes                                                      (109,945)     (2,032,218)
 Increase in due to selling partner                                                   5,625           5,625
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                               (255,000)         (1,511)
                                                                               ------------    ------------

 Net cash used in financing activities                                             (470,433)     (2,082,135)
                                                                               ------------    ------------

 Net increase in cash and cash equivalents                                           52,336         344,863

 Cash and cash equivalents at beginning of period                                 3,054,589       1,838,615
                                                                               ------------    ------------

 Cash and cash equivalents at end of period                                    $  3,106,925    $  2,183,478
                                                                               ============    ============

Summarized below are the components of the gain on sale of properties:

 Decrease in property and equipment, net of accumulated depreciation           $ 18,902,435    $  4,024,668
 Decrease in deferred costs                                                         131,740          52,340
 Decrease in other assets                                                         2,177,816          62,598
 Decrease in cash held in escrow                                                    414,643          49,972
 Decrease in accounts payable and other liabilities                                (410,027)        (76,318)
 Decrease in accrued interest                                                             0         (37,805)
 Decrease in security deposits payable                                             (184,652)        (40,324)
 Decrease in mortgage notes payable                                             (17,007,094)     (3,839,334)
 Decrease in due to selling partners                                             (1,412,272)              0
 Decrease in due to local general partners and their affiliates                  (7,654,659)       (202,062)
 Decrease in due to general partners and affiliates                                (200,000)              0
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                              5,332,932               0

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2005 and 2004 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 22 and 24 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. Through December 31, 2005, the Partnership has disposed of eight of its twenty-seven original investments (see
Note 3). Subsequently, on January 17, 2006, the Partnership disposed of its ninth investment (see Note 8).

For financial reporting purposes, the Partnership's fiscal quarter ends on December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $0, $297,000, $0 and $737,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of its operations for the three and nine months ended December 31, 2005 and 2004 and its cash flows for the nine months ended December 31, 2005 and 2004, respectively. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the year.

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

The costs incurred to related parties from operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                            Three Months Ended        Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2005         2004*        2005         2004*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  324,500   $  350,000   $  973,500   $1,050,000
Expense reimbursement (b)                                   146,772       60,506      304,943      148,336
Property management fees incurred to affiliates of the
  General Partners (c)                                      107,994      104,486      323,984      313,456
Local administrative fee (d)                                  5,750        6,000       18,750       19,000
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           585,016      520,992    1,621,177    1,530,792
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  Local General Partners (c)                                 60,247       52,271      173,927      162,258
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  645,263   $  573,263   $1,795,104   $1,693,050
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)



The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
Local administrative fee (d)                             $  5,250   $  6,500   $ 14,250   $ 18,000
                                                         --------   --------   --------   --------

Total general and administrative-General Partners           5,250      6,500     14,250     18,000
                                                         --------   --------   --------   --------

Property management fees incurred to affiliates of the
  Local General Partners (c)                               52,280     86,760    195,542    253,709
                                                         --------   --------   --------   --------

Total general and administrative-related parties         $ 57,530   $ 93,260   $209,792   $271,709
                                                         ========   ========   ========   ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,686,000 and $14,088,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $357,349, $401,164, $1,114,793 and $1,198,183 for three and nine months ended December 31, 2005 and 2004, respectively. Of these fees $220,521, $243,517, $693,453 and $729,423, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $107,994, $104,486, $323,984 and $313,456,
respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $52,280, $86,760, $195,542 and $253,709, respectively, which were incurred to affiliates of the Local General Partners of properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2005, the Partnership has sold its limited partnership interest in three Local Partnerships and the property and the related assets and liabilities of five Local Partnerships. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on January 17, 2006, the Partnership disposed of its ninth investment (see Note 8).

On November 28, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during February 2006. No assurance can be given that the sale will actually occur. Willoughby is being held as an asset held for sale as of December 31, 2005. As of September 30, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,762,000 and mortgage debt of approximately $4,017,000.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a purchase price of $3,000,000, resulting in a Local General Partner contribution of approximately $2,850,000, which will be recognized in the Partnership's Form 10-K dated March 31, 2006.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


The sale resulted in the liquidation of Bayamon. As of September 30, 2005, Bayamon had property and equipment, at cost, of approximately $8,656,000, accumulated depreciation of approximately $4,853,000 and mortgage debt of approximately $3,880,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during March 2006. No assurance can be given that the sale will actually occur. Grand Concourse is being held as an asset held for sale as of December 31, 2005. As of September 30, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,204,000 and mortgage debt of approximately $3,281,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Concourse Artist's Housing Associates, L.P. ("Concourse Artist's") to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during March 2006. No assurance can be given that the sale will actually occur. Concourse Artist's is being held as an asset held for sale as of December 31, 2005. As of September 30, 2005, Concourse Artist's had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,384,000 and mortgage debt of approximately $1,412,000.

On September 22, 2005, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during March 2006. No assurance can be given that the sale will actually occur. Robin Housing is being held as an asset held for sale as of December 31, 2005. As of September 30, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,014,000 and mortgage debt of approximately $4,903,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,575,000. During the quarter ended September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000. The sale resulted in a gain of approximately $50,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,110,000, accumulated depreciation of approximately $6,236,000 and mortgage debt of approximately $3,383,000.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") to the Local General Partner for $100,000. The sale resulted in a Local General Partner contribution of $100,000. The Local General Partner had the option to buy the remaining interest during the period starting on January 1, 2006 and ending January 31, 2006. Since the Local General Partner had not fully committed to purchasing the remaining limited partner interest, the purchase of only 20% of the limited partnership interest was not sufficient assurance that it would purchase the remaining 80% of the limited partnership interest. Santa Juanita was not classified as an asset held for sale and was not included in discontinued operations as of December 31, 2005. Subsequently, on January 17, 2006, the Local General Partner exercised its option to buy the remaining 80% of the Partnership's limited partnership interest in Santa Juanita (see Note 8).

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

On March 31, 2005 the Partnership was in negotiations to sell Rolling Green Limited Partnership ("Rolling Green") and assessed the sale of Rolling Green to be probable within the next year, at which time it was classified as an asset held for sale. As of December 31, 2005 those negotiations have broken off. The Partnership is still actively marketing Rolling Green, and, therefore, Rolling Green is being held as an asset held for sale as of December 31, 2005.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for $7,097,000, resulting in a Local
General Partner distribution of approximately $1,218,000. The sale resulted in the liquidation of Property Development. As of the sale date, Property Development had property and equipment at cost, of approximately $12,513,000, accumulated depreciation of approximately $5,483,000 and mortgage debt of approximately $5,275,000.

On September 21, 2004, the Partnership's limited partner interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the property, but in no event later than 10 years. The sale resulted in a gain of approximately $606,000, which was recognized in the Partnership's Form 10-Q for the quarter ended December 31, 2004. As of the sale date, Alexis Park had property and equipment, at cost, of approximately $8,456,000, accumulated depreciation of approximately $4,473,000 and mortgage debt of approximately $3,839,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of December 31, 2005, Rolling Green, Upper Fifth, Penn Alto, Bayamon, Willoughby, Concourse Artist's, Grand Concourse and Robin Housing were classified as discontinued operations in the Consolidated Financial Statements. As of March 31, 2005, Property Development, Alexis Park, Rolling Green and Upper Fifth were classified as discontinued operations in the Consolidated Financial Statements.

Consolidated Balance Sheets of Discontinued Operations:

                                                       December 31,    March 31,
                                                           2005           2005*
                                                       ------------   ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $22,324,677 and $12,720,615,
    respectively                                       $ 17,708,312   $ 19,181,395
  Cash and cash equivalents                                 205,020        111,730
  Cash held in escrow                                     2,144,261        604,199
  Deferred costs, net of accumulated
    amortization of $1,029,274 and $693,016,
    respectively                                            465,381        262,913
  Other assets                                              682,055      2,196,531
                                                       ------------   ------------
Total assets                                           $ 21,205,029   $ 22,356,768
                                                       ============   ============

Liabilities
  Mortgage notes payable                               $ 23,026,268   $ 19,331,973
  Accounts payable and other liabilities                  1,645,753      1,527,438
  Accrued interest payable                                  137,074         46,877
  Security deposits payable                                 278,053        219,432
  Due to general partners and affiliates                     90,646      7,636,799
  Due to local general partners and their affiliates      1,014,103              0
  Minority interest                                         417,974           (156)
                                                       ------------   ------------
Total liabilities                                      $ 26,609,871   $ 28,762,363
                                                       ============   ============

* Reclassified for comparative purposes.


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2005, Upper Fifth, Penn Alto and Bayamon, which were sold during the year, and Rolling Green, Concourse Artist's, Grand
Concourse, Robin Housing and Willoughby, which were classified as assets held for sale, were all classified as discontinued operations on the Consolidated Financial Statements. For the three and nine months ended December 31, 2004, Rolling Green, Upper Fifth, Penn Alto, Bayamon, Concourse Artist's, Grand Concourse, Robin Housing and Willoughby, in order to present comparable results to the three and nine months ended December 31, 2005, and Property Development and Alexis Park, which were sold during 2004, were classified as discontinued operations on the Consolidated Financial Statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                          Three Months Ended               Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Revenues

Rental income                                         $  1,644,377    $  2,807,674    $  5,863,378    $  8,520,640
Other                                                       29,293         888,674         148,651         987,386
Gain on sale of properties (Note 3)                         49,594         606,265           9,138         606,265
                                                      ------------    ------------    ------------    ------------
Total revenue                                            1,723,264       4,302,613       6,021,167      10,114,291
                                                      ------------    ------------    ------------    ------------

Expenses

General and administrative                                 321,527         676,747       1,316,797       1,931,440
General and administrative-related parties (Note 2)         57,530          93,260         209,792         271,709
Repairs and maintenance                                    343,557         498,310       1,260,433       1,651,826
Operating                                                  168,370         286,507         903,699       1,156,605
Taxes                                                       41,716         112,705         176,141         288,959
Insurance                                                   87,241         251,440         412,933         679,577
Interest                                                   408,157         660,794       1,260,393       1,930,465
Depreciation and amortization                              356,797         753,560       1,144,042       2,324,155
Loss on impairment of fixed assets                               0               0         850,000               0
                                                      ------------    ------------    ------------    ------------

Total expenses                                           1,784,895       3,333,323       7,534,230      10,234,736
                                                      ------------    ------------    ------------    ------------

(Loss) income before minority interest                     (61,631)        969,290      (1,513,063)       (120,445)
Minority interest in loss (income) of
  subsidiaries from discontinued operations              2,330,162         (90,618)      7,574,836          76,624
                                                      ------------    ------------    ------------    ------------
Net income (loss) from discontinued
  operations (including minority interest)            $  2,268,531    $    878,672    $  6,061,773    $    (43,821)
                                                      ============    ============    ============    ============

Income (loss) - limited partners from
  discontinued operations (including minority
  interest)                                           $  2,245,846    $    869,885    $  6,001,155    $    (43,383)
                                                      ============    ============    ============    ============

Number of BACs outstanding                               115,917.5       115,917.5       115,917.5       115,917.5
                                                      ============    ============    ============    ============

Income (loss) from discontinued operations
  (including minority interest) per BAC               $      19.38    $       7.50    $      51.77    $      (0.37)
                                                      ============    ============    ============    ============


Cash flows form Discontinued Operations:
                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2005            2004
                                                                                      ------------    ------------
Net cash (used in) provided by operating activities                                   $ (5,515,188)   $  2,040,019
                                                                                      ------------    ------------
Net cash provided by investing activities                                             $  2,502,196    $     86,215
                                                                                      ------------    ------------
Net cash used in financing activities                                                 $   (438,124)   $ (1,779,361)
                                                                                      ------------    ------------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


Note 5 - Mortgage Note Payable

Santa Juanita II Limited Partnership ("Santa Juanita")
------------------------------------------------------

On July 14, 2005, Santa Juanita refinanced its existing mortgage indebtedness in the amount of $700,400. The new term loan in the amount of $1,500,000 bears interest at the rate of 6.5% and requires monthly payments of interest only. The new loan matures on August 1, 2010 and principal balance is to be paid in full at that time. Financing costs of approximately $111,000 were incurred, and an interest reserve account in the amount of $32,500 was established at the time of closing. Subsequently, on January 17, 2006, Santa Juanita was sold (see Note 8).


Note 6 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principles. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 has not had a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated financial statements.


Note 7 - Commitments and Contingencies

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

Gramco Development Limited Dividend Partnership, L.P.
-----------------------------------------------------
Bayamon was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and the Department of Urban and Housing Development ("HUD"). In the event of a substantial violation of the provisions of certain agreements between Bayamon and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. On October 20, 2005, the Partnership's limited partnership interest was sold to the Local General Partner (see Note 3).

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making the mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997.
 The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2005. As of December 31, 2005, the Partnership has advanced to Williamsburg approximately $1,484,000.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation (FDIC) up to $100,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

d)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that are eligible for low-income housing tax credits ("Housing Tax Credits"). The Partnership's entitlement to claim tax credits for each Property is ten years from the date of investment or, if later, the date the Property is placed into service ("Tax Credit Period"). The Local Partnerships must comply with the Housing Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the Compliance Period that began with the first tax year of the Tax Credit Period.

e)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2005, no more than 42% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


Note 8 - Subsequent Event

On January 17, 2006, the Partnership's remaining 80% of the limited partnership interest in Santa Juanita was sold to the Local General Partner for a purchase price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion costs, as defined in the transfer agreement, from the conversion to condos. The sale will result in a Local General Partner distribution of approximately $209,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale will result in the liquidation of Santa Juanita. As of September 30, 2005, Santa Juanita had property and equipment, at cost, of approximately $4,077,000, accumulated depreciation of approximately $2,197,000 and mortgage debt of approximately $1,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. As of December 31, 2005, the properties and the related assets and liabilities of five Local Partnerships were sold and the limited partnership interest in three Local Partnerships was sold. For a discussion of these sales, see Note 3 of the financial statements ("Sale of Properties"). Subsequently, on January 17, 2006, the Partnership disposed of its ninth investment (see Note 8).

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the nine months ended December 31, 2005 and 2004, cash distributions of approximately $245,000 and $1,500, respectively, were received by the Partnership from operations of the Local Partnerships. In addition, during the nine months ended December 31, 2005 and 2004, the Partnership received approximately $3,100,000 and $0 as proceeds from sales.

During the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $52,000. This increase was due to cash provided by operating activities ($489,000), proceeds from sale of properties ($100,000), an increase in due to selling partners ($6,000) and a decrease in cash held in escrow ($43,000) which exceeded an increase in deferred costs ($111,000), improvements to property and equipment ($110,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($255,000) and repayments of mortgage notes ($110,000). In the adjustments to reconcile the net income to net cash provided by operating activities are gain on sale of properties of approximately ($9,000), depreciation and amortization of approximately ($4,256,000) and a loss on impairment of fixed assets of ($850,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $1,822,000 at December 31, 2005.

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative
- related parties,  totaled $3,291,582,  $2,814,208,  $9,313,028 and $8,379,142, respectively.

Accounts payable and other liabilities totaled $5,603,566 and $3,180,337 as of December 31, 2005 and March 31, 2005, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2005 and March 31, 2005 was $1,873,216 and $1,862,461, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,686,000 and $14,088,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period during which the Properties must comply with various rent and other restrictions.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the nine months ended December 31, 2005, the Partnership recorded $850,000 as a loss on impairment of assets. Through December 31, 2005, the Partnership has recorded approximately $6,257,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were five assets classified as property and equipment-held for sale at December 31, 2005, Rolling Green, Concourse Artist's, Grand Concourse, Robin Housing and Willoughby. See Note 4 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2005 and 2004 consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships.

Rental income increased approximately 4% and 2% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to increases in rental rates at the Local Partnerships as well as increases in occupancy at two Local Partnerships.

Other income decreased approximately $13,000 and $20,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to lower operating cash available for investment at two Local Partnerships.

General and administrative expenses increased approximately $127,000 and $231,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in legal costs relating to the sale of properties at the Partnership level, increases in payroll and benefits at two Local Partnerships and payment of an incentive performance fee at a third Local Partnership.

General and administrative-related parties increased approximately $72,000 and $102,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in expense reimbursements offset by a decrease in Partnership management fees resulting from sold properties at the Partnership level.

Repair and maintenance expenses increased approximately $314,000 and $437,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in security contract costs due to a history of violent crimes at one Local Partnership and an increase in interior painting, plumbing and installation of new appliances expenses related to building repairs and apartment restorations at a second Local Partnership.

Operating expenses increased approximately $211,000 for the nine months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to an increase in fuel costs at the Local Partnerships.

Taxes increased approximately $33,000 and $70,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to underaccruals in the prior year at five Local Partnerships.

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

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty Associates II, L.P., and of Liberty GP II Inc., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

Item 1A. Risk Factor - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II, L.P. (the "Related General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of Liberty GP II Inc. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Tender Offer Response
         ---------------------
         The Partnership responded to an unsolicited tender offer and expressed no opinion with respect to whether or not BACs holders should tender their Units as more fully discussed in the Partnership's press release dated October 6, 2005 which is included as Exhibit 99.1 to this Report on Form 10-Q.

         Transfer Procedures
         -------------------
         As was previously disclosed, the Partnership has been the subject of at least two ongoing tender offers by persons not affiliated with it or its general partner, each such tender offer seeking to purchase up to 4.9% of the outstanding units of the Partnership. See "Tender Offer Response" above.

         Those tender offers, as well as other transfer requests made independently of the tender offers, implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

         In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

          o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

          o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

          o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partners) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partners) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

          o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

          o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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

         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

         (32.1) Certification  Pursuant to  Rule 13a-14(b) or Rule 15d-14(b) and
                Section  1350 of Title 18  of the United States  Code (18 U.S.C.
                1350)

         (99.1) Press  Release  dated   October  6, 2005  regarding  unsolicited
                tender offer

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


Date: February 8, 2006
      ----------------

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


                                 By:  LIBERTY GP II INC.,
                                      a General Partner


Date: February 8, 2006
      ----------------
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President


                                      and


                                 By:  LIBERTY ASSOCIATES II, L.P.
                                      a General Partner


                                          By: Related Credit Properties II Inc.,
                                              its General Partner


Date: February 8, 2006
      ----------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President


                                          and


                                          By: Liberty GP II Inc.,
                                              its General Partner


Date: February 8, 2006
      ----------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty Associates II, L.P., and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the Related Credit Properties II, Inc. and Liberty GP II Inc.:

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



         Date: February 8, 2006
               ----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 8, 2006

                                                                    Exhibit 99.1

                         LIBERTY TAX CREDIT PLUS II L.P.
                      RESPONDS TO UNSOLICITED TENDER OFFER
                      ------------------------------------


New York, New York, October 6, 2005 -- Liberty Tax Credit Plus II L.P. ("Liberty II") responded today as follows to an unsolicited tender offer (the "Offer") by MacKenzie Patterson Fuller, Inc. ("MacKenzie"), SCM Special Fund, LLC and Sutter Opportunity Fund 3, LLC (collectively, the "Offerors") to purchase up to 5,680 units, or approximately 4.9% of the outstanding limited partnership units, of Liberty II at a price of $50 per unit, less certain reductions to that purchase price as described in the Offerors' written tender offer materials dated September 15, 2005 (the "Offering Materials").

The Offerors are not affiliated with Liberty II or its general partner. The Offerors did not provide Liberty II with a copy of the Offering Materials at or prior to the time they commenced the Offer. Liberty II learned of the Offer only after certain unit holders contacted Liberty II to inquire about the Offer and Liberty II thereafter obtained a copy of the Offering Materials.

Liberty II expresses no opinion and is neutral with respect to whether or not unit holders should tender their units in response to the Offer. As Liberty II has previously disclosed to its unit holders, Liberty II is in the process of liquidating its portfolio of investments in other limited partnerships. It is uncertain at this time how much money, if any, will be realized by Liberty II and its unit holders from the liquidation of Liberty II's investments. Liberty II has not prepared itself or received from any third party any valuations of its investments. Accordingly, Liberty II takes no position on whether or not the Offer and its purchase price are attractive or unattractive to unit holders from an economic point of view.

Nevertheless, the Offer contains certain misstatements of material fact and there are other facts that unit holders may wish to consider in deciding whether or not to tender their units in response to the Offer. Liberty II urges its unit holders to consider the following:

First, the Offering Materials incorrectly state: "The general partner has given no indication when the partnership will be liquidating. Therefore, if the general partner's past actions are any indication of the future, investors may not see liquidity for some time." Those statements are untrue. In its July 2005 letter to all unit holders, which accompanied Liberty II's Annual Report for the fiscal year ended March 31, 2005, Liberty II informed unit holders of recent sales of Liberty II's investments, and further stated:

     "The General Partner continues to actively work with the local general partners to pursue other potential purchases for the remaining properties. It is anticipated to take at least three years for the Partnership to liquidate its entire portfolio."

Second, the Offer raises certain questions about its potential impact on Liberty II's tax status for federal income tax purposes. Liberty II is currently treated, and has since its inception been treated, as a partnership and a pass-through entity for federal income tax purposes -- a tax status that is desirable and beneficial to Liberty II and its investors. That beneficial tax status might be lost, and Liberty II might be taxed as a corporation, if it were deemed to be a "publicly traded partnership" within the meaning of the Internal Revenue Code and certain regulations promulgated by the Internal Revenue Service. It is uncertain whether or not the Offer, if consummated, might cause Liberty II to be deemed a "publicly traded partnership." Accordingly, Liberty II will not permit any units to be transferred pursuant to the Offer unless and until the Offerors provide Liberty II with (i) an opinion of counsel that the Offer will not result in Liberty II being deemed to be a "publicly traded partnership" for federal income tax purposes and (ii) an agreement to indemnify Liberty II, its general partner and its unit holders for any loss or liability relating to any adverse tax consequences arising from the Offer. This legal opinion and indemnity must be in a form and content satisfactory to Liberty II and its counsel.

Third, the Assignment Form and proposed transfer documentation included with the Offering Materials are inconsistent with Liberty II's long-established practices, procedures and documentation necessary for unit holders to transfer their units Accordingly, the Offerors' Assignment Form and proposed transfer documentation will not be accepted by Liberty II and units will not be transferred based on the Offerors' proposed documentation. The Offerors and any unit holder wishing to sell his, her or its units must each complete Liberty II's standard transfer and subscription documentation in accordance with Liberty II's standard practices and procedures. Among other things, each selling unit holder must individually sign each of Liberty II's required transfer documents. Pursuant to Liberty II's well-established practices and procedures, Liberty II does not accept and, and will not accept in connection with the Offer, signatures by persons other than the selling unit holder who purport to act based on a power of attorney executed by the unit holder. Persons who wish to sell their units to the Offerors should contact Liberty II and request its standard transfer documentation.

Fourth, the Offer does not afford tendering unit holders withdrawal or proration rights and states that units "will be purchased on a first-come, first-buy basis." Liberty II believes that such terms are highly coercive and unfair to unit holders and may be in violation of the federal securities laws.

Fifth, the Offer in its entirety may be in violation of the federal securities laws. Persons making a tender offer who, after the consummation of the offer, will directly or indirectly own more than 5% of a class of securities are required under federal law to provide significantly more information and disclosures to unit holders than the Offering Materials provide and to provide tendering unit holders with full withdrawal and proration rights during the entire time the tender offer remains open, which, as noted above, the Offer does not provide. While the Offer by its terms seeks approximately 4.9% of Liberty II's outstanding units, Liberty II is unable at this time to determine whether the Offerors and their affiliates will own more than 5% of Liberty II's units after consummation of the Offer.

In particular, there are certain facts and circumstances that suggest that the Offerors may be acting as part of an undisclosed group, within the meaning of the federal securities laws, with an individual who is currently a unit holder of Liberty II (the "Current Unit Holder"). If the Offerors and the Current Unit Holder are acting as a group, then collectively the existing holdings of the Current Unit Holder combined with the units sought by the Offerors would exceed the 5% threshold. Under such circumstances, the Offer would be in violation of the federal securities laws and the Offerors should have provided unit holders with additional information about themselves and the Offer and the Offer should have included full withdrawal and proration rights.

Liberty II does not currently have sufficient information to know whether or not the Offerors and the Current Unit Holder are acting as a group within the meaning of the federal securities laws. Among other things that suggest that they may be acting as a group are: (1) the Current Unit Holder obtained from the Internal Revenue Service a copy of Liberty II's federal income tax return, which includes the names and addresses of Liberty II's unit holders, and gave that information to the Offerors to help them mail the Offering Materials to unit holders; (2) the Current Unit Holder made a request to inspect Liberty II's books and records shortly before the commencement of the Offer and designated MacKenzie, one of the Offerors, as his representative for inspecting the books and records; (3) the general counsel of MacKenzie has described the Current Unit Holder as "a competitor/joint venturer" with MacKenzie; and (4) there appear to be other relationships and dealings between the Offerors or their affiliates and the Current Unit Holder. The Current Unit Holder is also subject to a consent decree enjoining him from violating the federal securities laws and engaging in certain mini-tender offers that resolved a prior action brought by the Securities and Exchange Commission against him which alleged that the Current Unit Holder had made "fraudulent mini-tender offers." Liberty II, through its counsel, has asked both the Offerors and the Current Unit Holder to disclose the precise nature of their relationship and to inform Liberty II of any agreements between the Offerors and the Current Unit Holder respecting Liberty II and its securities, but neither the Offerors nor the Current Unit Holder has yet provided this requested information. If Liberty II hereafter obtains additional information such that its counsel is of the opinion that the Offer does violate any applicable federal or state securities laws, then Liberty II, in accordance with the terms of its Partnership Agreement, will not permit the transfer of any units pursuant to the Offer.


                                      * * *


Each unit holder should consult with his, her or its own investment, tax and legal advisors in deciding whether or not to tender units in response to the Offer. As a precaution to make sure that any tendering unit holder is aware of the disclosures contained in this press release, Liberty II will require, as a condition to processing transfer requests, each tendering unit holder to sign a written statement acknowledging that they are aware of and understand the disclosures contained in this press release and that they wish to proceed with the sale of their units to the Offerors anyway.

Certain statements in this press release may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are detailed in Liberty Tax Credit Plus II L.P.'s Annual Report on Form 10-K for the period ended March 31, 2005, and in its other filings with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date of this press release. Liberty Tax Credit Plus II L.P. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Liberty Tax Credit Plus II L.P.'s expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.


                                      # # #