Form 10-K
period 2006-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2006-06-26
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $(4,444,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
     None

                                     PART I

Item 1.  Business

General
-------

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of Related Credit Properties II, Inc. and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of Related Credit Properties II, Inc. and Executive Vice President of the Liberty General Partner.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 20% to 98% of the partnership interests in the Local Partnership. As of March 31, 2006, the Partnership had acquired interests in 27 Local Partnerships and does not anticipate making any additional investments. The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the property and the related assets and liabilities of one Local
Partnership and the limited partnership interest in three Local Partnerships were sold. Through the fiscal year ended March 31, 2006, the property and the related assets and liabilities of five Local Partnerships and the limited partnership interests in four Local Partnerships were sold. In addition, as of March 31, 2006, the Partnership has entered into a contract to sell one additional Local Partnership. Subsequently, the property and the related assets and liabilities of four Local Partnerships, which were classified as assets held for sale as of March 31, 2006, were sold and the Partnership entered into a contract to sell one additional Local Partnership (see Note 14 in Item 8). See
Item 2, Properties.

Liberty Associates is the special limited partner in all remaining 18 Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

Investment Objectives, Tax Credits
----------------------------------

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent Historic Rehabilitation Tax Credits) over the period of the Partnership's entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service referred to herein as the "Tax Credit Period");

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period") commencing at the beginning of the Tax Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if (i) the Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of a Property, or (iii) there is a reduction in its interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Tax Credits are attached to a Local Partnership for the Tax Credit Period and are transferable with the Property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Tax Credit Periods expired at various times through December 31, 2003 with respect to the Local Partnerships depending upon when the Tax Credit Period commenced. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods began to end on January 1, 2004 and will continue through December 31, 2006 with respect to the Properties depending upon when the Tax Credit Periods commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). For the year ended March 31, 2006, the Partnership recorded approximately $6,075,000 as a loss on impairment of fixed assets. Through March 31, 2006, the Partnership has recorded approximately
$11,482,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits is a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. As of March 31, 2006, the Tax Credit Periods for all of the Properties have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of a portion of the Tax Credits. The Partnership generated $14,364 in Tax Credits during the 2003 Fiscal Year.

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

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partners of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party
Transactions. As of March 31, 2006, all Operating Deficit Guarantees have expired.

As of March 31, 2006, the Partnership has not made any cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Accordingly, at this time there can be no assurance that the Partnership will achieve this investment objective.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 44% of the Properties are located in any single state.

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

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential properties. Financial information about this segment is set forth in
Item 8 hereto.

Sale of Properties
------------------

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in three Local Partnerships were sold. Through the fiscal year ended March 31, 2006, the property and the related assets and liabilities of five Local Partnerships and the limited partnership interests in four Local Partnerships were sold. See Item 2, Properties. All gains and losses on sales are included in discontinued operations. Subsequently, on April 24, 2006, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities and on May 1, 2006 the property and related assets and liabilities of three Local Partnerships were sold and on June 5, 2006 the property and the related assets and liabilities of another Local Partnership were sold. See Note 14 in Item 8.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a purchase price of $3,000,000, resulting in a Local General Partner contribution of approximately $2,768,000. The sale resulted in the liquidation of Bayamon. As of the sale date, Bayamon had property and equipment, at cost, of approximately $8,639,000, accumulated depreciation of approximately $4,855,000 and mortgage debt of approximately $3,922,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000. During the quarter ended September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $140,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,110,000, accumulated depreciation of approximately $6,148,000 and mortgage debt of approximately $3,383,000.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000. The sale of the 20% limited partnership interest resulted in a Local General Partner contribution of $100,000. As of December 31, 2005, Santa Juanita had property and equipment, at cost, of approximately $4,075,000, accumulated depreciation of approximately $2,232,000 and mortgage debt of approximately $1,500,000.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a purchase price of $10. The sale resulted in the liquidation of Upper Fifth, which had a partners' deficit of approximately $5,353,000, resulting in a Local General Partner non-cash contribution in the same amount to the Local Partnership. As of the sale date, Upper Fifth had property and equipment, at cost, of approximately $22,386,000, accumulated depreciation of approximately $8,907,000 and mortgage debt of approximately $13,624,000.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for $7,097,000, resulting in a Local
General Partner distribution of approximately $1,218,000. The sale resulted in the liquidation of Property Development. As of the sale date, Property Development had property and equipment, at cost, of approximately $12,513,000, accumulated depreciation of approximately $5,483,000 and mortgage debt of approximately $5,275,000.

On September 21, 2004, the Partnership's limited partnership interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the Property, but in no event later than 10 years. The sale resulted in a gain of approximately $1,007,000. As of the sale date, Alexis Park had property and equipment, at cost, of approximately $8,456,000, accumulated depreciation of approximately $4,473,000 and mortgage debt of approximately $3,839,000. Subsequently, in April 2006 both notes were fully paid.

Assets Held for Sale
--------------------

On January 17, 2006, the remaining 80% of the Partnership's limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a purchase price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the conversion to condos, resulting in a Local General Partner distribution of approximately $882,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The Local General Partner's distribution will be written down to zero during the quarter ending June 30, 2006, resulting in a loss to minority interest of approximately $882,000. The sale resulted in the liquidation of Santa Juanita. As of December 31, 2005, Santa Juanita had property and equipment, at cost, of approximately $4,075,000, accumulated depreciation of approximately $2,232,000 and mortgage debt of approximately $1,500,000.

On November 28, 2005, Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. Willoughby is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,801,000 and mortgage debt of approximately $4,016,000. The closing occurred subsequently on June 5, 2006. See Note 14 in
Item 8 regarding subsequent events.

On September 22, 2005, 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds were being held in escrow. Grand Concourse is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,204,000 and mortgage debt of approximately $3,239,000. The closing occurred subsequently on May 1, 2006. See
Note 14 in Item 8 regarding subsequent events.

On September 22, 2005, Concourse Artists Housing Associates, L.P. ("Concourse Artists") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds were being held in escrow. Concourse Artists is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Concourse Artists had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,385,000 and mortgage debt of approximately $1,409,000. The closing occurred subsequently on May 1, 2006. See Note 14 in Item 8 regarding subsequent events.

On September 22, 2005, Robin Housing Associates, L.P. ("Robin Housing") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds were being held in escrow. Robin Housing is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,014,000 and mortgage debt of approximately $4,895,000. The closing occurred subsequently on May 1, 2006. See Note 14 in Item 8 regarding subsequent events.

On September 1, 2005, the Partnership entered into an assignment and assumption agreement to sell the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") to the Local General Partner for a purchase price of $400,000. The sales documents have been executed and a closing is expected to take place in August 2006. No assurance can be given that the sale will actually occur. Rolling Green is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Rolling Green had property and equipment, at cost, of approximately $9,135,000, accumulated depreciation of approximately $3,959,000 and mortgage debt of approximately $5,519,000.

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

Item 1A. Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 44% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Partnership had originally acquired an interest as a limited partner in 27 Local Partnerships. During the fiscal year ended March 31, 2006, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in three Local Partnerships were sold. Through the fiscal year ended March 31, 2006, the property and the related assets and liabilities of five Local Partnerships and the limited partnership interest in four Local Partnerships were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local
Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Except for the five Local Partnerships listed below, the following is the allocation of ownership percentage as of March 31, 2006 for each of the 18 remaining Local Partnerships:


Local General Partner                                           1%
Special Limited Partner                                         1%
Limited Partner - Liberty Tax Credit Plus II L.P.              98%

                             Local
                             General              Special            Liberty Tax              Other
                            Partner(s)         Limited Partner   Credit Plus II, L.P.   Limited Partners*
                        --------------------   ---------------   --------------------   -----------------
Concourse Artists               1%                   1%                   19%                  79%
Grand Concourse                 1%                   1%                   19%                  79%
Robin Housing                   1%                   1%                   19%                  79%
Willoughby-Wyckoff              1%                   1%                   19%                  79%
United Glen Arden I             1%                   1%                73.52%               24.48%


* Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------

                                                                               % of Units Occupied at May 1,
               Name and Location                                        -------------------------------------------
               (Number of Units)                        Date Acquired     2006    2005     2004     2003     2002
-----------------------------------------------------   --------------  -------  -------  -------  -------  -------
Polynesian Apartments Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (84)                                         July 1988      (b)      (b)      (b)       98       99
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                                        July 1988      (b)      (b)      (b)       98       99
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                                  December 1988       91       98       96       91       98
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                                      October 1988       76       98       98       94       93
Property Development Associates, L.P.
  Kansas City, MO (232)                                  December 1988      (c)      (c)       82       81       78
Whittier Plaza Associates Limited Partnership
  St. Louis, MO (27)                                     December 1988       95       89      100      100       96
United-Glen Arden I Limited Partnership
  Glen Arden, MD (354)                                   December 1988       97       94       95       97       98
United-Glen Arden II Limited Partnership
  Glen Arden, MD (238)                                   December 1988       99       96       99       98       99
Rolling Green Limited Partnership
  Chicago, IL (224)                                      December 1988       99       93       99       95       90
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                                       December 1988      (f)       91       96      100      100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                                     December 1988       98       98      100       98       98
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                                      December 1988       94       94       94      100      100
Upper Fifth Avenue Residential Associates, L.P.
  New York, NY (151)                                      January 1989      (f)       94       98       97      100
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                                       January 1989      100      100      100      100      100
General Atlantic Second Avenue Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                                       January 1989      100      100       94      100      100
Church Lane Associates
  Germantown, PA (40)                                    February 1989       98      100       98      100      100
Campeche Isle Apartments Limited Partnership
  Galveston, TX (208)                                         May 1989      (a)      (a)      (a)      (a)      (a)
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                                        November 1988      100       96       99       96       98
Concourse Artists Housing Associates
  (a Limited Partnership)
  Bronx, NY (23)                                         November 1988      100      100       96       96      100
2051 Grand Concourse Housing Associates
  (a Limited Partnership)
  Bronx, NY (63)                                         November 1988       97       97       95       98       91
Willoughby-Wyckoff Housing Associates
  (a Limited Partnership)
  Brooklyn, NY (68)                                      November 1988       96       93       94       99      100
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                                          May 1989       92       90       94       97       93
Penn Alto Associates Limited Partnership
  Altoona, PA (150)                                          June 1989      (e)       90       83       84       83
Gramco Development Limited Dividend Partnership, L.P.
  Bayamon, PR (300)                                          July 1989      (f)       92       92       98       98
Alexis Park Apartments A Louisiana Partnership in
  Commendam
  Bossier City, LA (280)                                     July 1989      (d)      (d)       91       96       86
Williamsburg Residential, L.P.
  Wichita, KS (76)                                         August 1989       89       90       76       81       93
Victory Apartments
  Chicago, IL (107)                                     September 1989       97      100       95       94       94

(a) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7 below).
(b) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Item 7 below).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(d) The limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006 (see Item 7 below).
(f) The limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Item 7 below).

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

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

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

As of May 4, 2006, the Partnership had 8,342 registered holders of an aggregate of 115,917.5 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate  capital  contribution  of  $2,000,  are  held  by the  three  General
Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions. However, the Partnership has not made any distributions to BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.

Tender Offer Response
---------------------
The Partnership responded to an unsolicited tender offer and expressed no opinion with respect to whether or not BACs holders should tender their units, as more fully discussed in the Partnership's press release dated October 6, 2005, which is included as Exhibit 99.1 to this Report on Form 10-K.

Transfer Procedures
-------------------
As was previously disclosed, the Partnership has been the subject of at least two ongoing tender offers by persons not affiliated with it or its General Partners, each such tender offer seeking to purchase up to 4.9% of the outstanding units of the Partnership. See "Tender Offer Response" above.

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

     o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                Years Ended March 31,
                                  ---------------------------------------------------------------------------------
         OPERATIONS                   2006             2005*            2004*            2003*            2002*
-------------------------------   -------------    -------------    -------------    -------------    -------------
Revenues                          $  15,402,624    $  14,812,780    $  14,331,176    $  14,508,392    $  14,823,781

Operating expenses                  (25,591,300)     (19,382,353)     (19,708,172)     (19,965,364)     (19,692,766)
                                  -------------    -------------    -------------    -------------    -------------

Loss from operations before
 minority interest and
 extraordinary items                (10,188,676)      (4,569,573)      (5,376,996)      (5,456,972)      (4,868,985)

Minority interest in loss of
 subsidiaries from operations             3,027            4,763            3,648            6,993            3,825
                                  -------------    -------------    -------------    -------------    -------------

Loss from operations                (10,185,649)      (4,564,810)      (5,373,348)      (5,449,979)      (4,865,160)

Income (loss) from discontinued
 operations including gain
 (loss) on sale and minority
 interest                             9,484,078          (59,013)      (2,096,654)      (2,511,398)      (3,120,488)

Extraordinary item -
 forgiveness of
 indebtedness                                 0                0                0                0        1,802,622
                                  -------------    -------------    -------------    -------------    -------------

Net loss                          $    (701,571)   $  (4,623,823)   $  (7,470,002)   $  (7,961,377)   $  (6,183,026)
                                  =============    =============    =============    =============    =============

Per unit amounts:

Loss from operations before
 extraordinary item per BAC       $      (86.99)   $      (38.99)   $      (45.89)   $      (46.54)   $      (41.55)

Income (loss) from discontinued
 operations including gain
 (loss) on sale and minority
 interest per BAC                         81.00            (0.50)          (17.91)          (21.45)          (26.65)

Extraordinary item per BAC                    0                0                0                0            15.40
                                  -------------    -------------    -------------    -------------    -------------

Net loss per BAC                  $       (5.99)   $      (39.49)   $      (63.80)   $      (67.99)   $      (52.80)
                                  =============    =============    =============    =============    =============

* Reclassified for comparative purposes

                                                                Years Ended March 31,
                                  ---------------------------------------------------------------------------------
      FINANCIAL POSITION              2006             2005             2004             2003             2002
-------------------------------   -------------    -------------    -------------    -------------    -------------
Total assets                      $  84,456,842    $ 121,633,650    $ 138,055,440    $ 153,051,595    $ 163,751,533
                                  =============    =============    =============    =============    =============

Total liabilities                 $  93,899,077    $ 127,239,339    $ 137,513,369    $ 144,869,224    $ 147,385,098
                                  =============    =============    =============    =============    =============

Minority interest                 $  (2,573,125)   $     561,850    $   2,123,287    $   2,293,585    $   2,516,272
                                  =============    =============    =============    =============    =============

Total partners' (deficit)
 capital                          $  (6,869,110)   $  (6,167,539)   $  (1,581,216)   $   5,888,786    $  13,850,163
                                  =============    =============    =============    =============    =============


During the year ended March 31, 2002, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2003, 2004, 2005 and 2006, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2006, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in three Local Partnerships were sold. Through the year ended March 31, 2006, the properties and the related assets and liabilities of five Local Partnerships and the limited partnership interest in four Local Partnerships were sold. For a discussion of these sales, see Sale of Properties (Note 10 in Item 8). In addition, as of March 31, 2006, the Partnership has entered into a contract to sell one additional Local Partnership. Subsequently, the property and the related assets and liabilities of four Local Partnerships, which were classified as assets held for sale as of March 31, 2006, were sold and the Partnership entered into a contract to sell one additional Local Partnership (see Note 14 in Item 8).

Short-Term
----------

During the year ended March 31, 2006, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. The Partnership does not anticipate providing cash distribution to BACs holders in circumstances other than refinancing or sales. During the years ended March 31, 2006, 2005 and 2004, cash distributions received from the Local Partnerships were approximately $246,000, $4,000 and $42,000, respectively, which included distributions from sales amounting to approximately $0, $0 and $21,000, respectively. Additionally, during the years ended March 31, 2006, 2005 and 2004, approximately $3,100,000, $1,000,000 and $0, respectively, of sales proceeds were received by the Partnership from the sale of Local Partnerships. The Partnership had a working capital of approximately $214,814 on March 31, 2006.

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

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $15,022,000 and $15,253,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $14,970,000 and $14,088,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $52,000 and $1,166,000 were accrued and unpaid as of March 15, 2006 and 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 31, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,471,000. This decrease was due to net cash used in operating activities ($2,694,000), improvements to property and equipment ($1,140,000), an increase in deferred costs relating to financing activities ($122,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($372,000) and net repayments of mortgage notes ($2,013,000) which exceeded proceeds from sales ($4,725,000), a decrease in cash held in escrow relating to investment activities ($138,000) and an increase in due to selling partners ($8,000). In the adjustments to reconcile the net income to net cash used in operating activities are loss on sale of properties of approximately ($220,000), depreciation and amortization of approximately ($5,618,000) and a loss on impairment of fixed assets of ($6,075,000).

Total expenses for the years ended March 31, 2006, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $15,505,195, $9,206,218 and $10,762,640, respectively.

Accounts payable and other liabilities totaled $3,212,976 and $3,180,337, as of March 31, 2006 and 2005, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2006 and 2005 was $1,793,739 and $1,862,461, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------
For a discussion of the sale of Properties in which the Partnership owns direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations
-----------------------
For a discussion of discontinued operations, see Note 13 in Item 8.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments from operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                               Less than         1 - 3           3 -5         More than
                                Total            1 Year          Years           Years         5 Years
                             -------------   -------------   -------------   -------------   -----------
Mortgage notes payable (a)   $  43,080,898   $   2,369,760   $   1,111,778   $   1,266,560   $38,332,800
                             =============   =============   =============   =============   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $233,000 including principal and interest at rates varying from 1% to 10.75% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                               Less than         1 - 3           3 -5         More than
                                Total            1 Year          Years           Years         5 Years
                             -------------   -------------   -------------   -------------   -----------
Mortgage notes payable (a)   $  20,576,873   $     436,972   $     982,345   $   1,002,810   $18,154,746
                             =============   =============   =============   =============   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $116,000 including principal and interest with rates varying from 1% to 10.25% per annum and have maturity dates through 2034. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 in Item 8.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2006, the Partnership has recorded $6,075,000 as a loss on impairment of assets. Through March 31, 2006, the Partnership has recorded approximately $11,482,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the Notes in Item 8. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets. See Note 13 in Item 8 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were five assets classified as property and equipment-held for sale at March 31, 2006. See Notes 10 and 13 in Item 8 regarding assets held for sale and discontinued operations.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                Years Ended March 31,
                                   -----------------------------------------------
                                       2006              2005*            2004*
                                   ------------      ------------     ------------

Interest                           $    190,329      $    119,748     $     99,900
Other                                   721,477           608,745          581,242
                                   ------------      ------------     ------------
  Total other revenue              $    911,806      $    728,493     $    681,142
                                   ============      ============     ============

* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                Years Ended March 31,
                                   -----------------------------------------------
                                       2006              2005*            2004*
                                   ------------      ------------     ------------
Interest                           $     31,955      $          0     $     12,770
Other                                   107,984           988,095          273,070
                                   ------------      ------------     ------------
  Total other revenue              $    139,939      $    988,095     $    285,840
                                   ============      ============     ============

* Reclassified for comparative purposes.

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

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively).

The majority of the Local  Partnerships'  revenues continue to be in the form of
rental  income  with  the  corresponding   expenses  divided  among  operations,
depreciation and mortgage interest.

The Partnership originally invested in 27 Local Partnerships. As of March 31, 2006, Campeche, Polynesian, Seagrape, Property Development and Penn Alto sold their properties and the related assets and liabilities, and the Partnership sold its limited partnership interests in Alexis Park, Upper Fifth and Bayamon. As of March 31, 2006, Rolling Green, Santa Juanita, Concourse Artists, Grand Concourse, Robin Housing and Willoughby are classified as assets held for sale and are included in discontinued operations (see Note 13 in Item 8). Subsequently, on May 1 the property and related assets and liabilities of three Local Partnerships were sold (see Note 14 in Item 8).

The net loss for the 2005, 2004 and 2003 Fiscal Years totaled $(701,571), $(4,623,823) and $(7,470,002), respectively.

The Partnership generated $14,364 in Tax Credits during the 2003 Fiscal Year. As of December 31, 2003 all the Local Partnerships have completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end on January 1, 2004 and will continue through December 31, 2006 with respect to the Properties depending upon when the Tax Credit Period commenced.

2005 vs. 2004
-------------

Rental income increased approximately 3% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to increases in rental rates at the Local Partnerships.

Other income increased approximately $183,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to the write-off of accrued interest at one Local Partnership and an increase in interest income due to higher cash balances available for investment at a second Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance, operating and other and insurance, remained fairly consistent with a decrease of less than 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year. For the year ended March 31, 2006, the Partnership recorded approximately $6,075,000 as a loss on impairment of fixed assets.

General and administrative expenses increased approximately $300,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in legal expenses as a result of sales activity at the Partnership level and an increase in payroll and employee benefits at one Local Partnership.

Repairs and maintenance expenses increased approximately $679,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in security contract costs due to violent crimes and an increase in repair contracts at one Local Partnership and an increase in costs related to building and apartment restoration and landscaping at a second Local Partnership.

Operating and other expenses increased approximately $192,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in gas and electricity costs at several Local Partnerships.

Insurance expenses decreased approximately $128,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to a decrease in the insurance premium due to a change in the insurance provider at two Local Partnerships and a decrease in the health insurance premium due to a change in the employment policy under new management at a third Local Partnership.

2004 vs. 2003
-------------

Rental income increased approximately 3% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance and real estate taxes, increased approximately 2% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

General and administrative expenses decreased approximately $1,371,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to two Local Partnerships changing from using unrelated management companies to using the respective Local General Partners as management agents, as well as decreases in legal costs and bad debt expenses at a third and fourth Local Partnership.

General and administrative- related parties expenses increased approximately $1,218,000 for the 2004 Fiscal Year as compared to 2003 Fiscal Year, primarily due to two Local Partnerships changing from using unrelated management companies to using the respective Local General Partners as management agents.

Repairs and maintenance expenses decreased approximately $409,000 for the 2004 Fiscal Year as compared to 2003 Fiscal Year, primarily due to expenses related to fire damages in 2003 at one Local Partnership and expenses related to building improvements at a second Local Partnership.

Taxes increased approximately $92,000 for the 2004 Fiscal Year as compared to 2003 Fiscal Year, primarily due to an increase in personal property payments made at one Local Partnership, an increase in the assessed market value of the property at a second Local Partnership and an increase in the annual real estate taxes at several Local Partnerships.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a) Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates
-------------------------
The financial statements for Whittier Plaza Associates Limited Partnership ("Whittier") have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $28,239 and $23,889 in 2005 and 2004, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $3,000 and $21,000 in the 2005 and 2004 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2006 and 2005 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $28,000, $24,000 and $27,000 for the 2005, 2004 and 2003 Fiscal
Years.

Westminster
-----------
The financial statements for Westminster Place II - Olive Site, L.P. ("Westminster") have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Westminster as a going concern. Westminster's rental subsidy fund agreement with the Missouri Housing Development Commission ("MHDC") was depleted in June 2004. Westminster has been approved by the MHDC for rental increases, however, these increases have not been sufficient to cover the loss of the rental subsidy payments. The loss of the rental subsidy payments and insufficient rental increases raise substantial doubt about Westminster's ability to continue as a going concern. Management is exploring a sale of Westminster and will continue to submit requests for rental increases for MHDC approval.

Willoughby
----------
The financial statements of Willoughby have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Willoughby was subsequently sold on June 5, 2006 (see Note 14 in Item 8).

b) Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $65,000, and there is $233,648 due to the General Partners and their affiliates. During 2005, the General Partners advanced Goodfellow $64,327 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2006, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Bayamon
-------
Bayamon was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and HUD. In the event of a substantial violation to the provisions of certain agreements between Bayamon and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership sold its limited partnership interest in Bayamon on October 20, 2005.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2005 and is expected to continue to do so during 2006.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $719,000 and $721,000 at March 31, 2006 and 2005, respectively. Williamsburg's net loss after minority interest amounted to approximately $241,000, $283,000 and $229,000 for the 2005, 2004, and 2003 fiscal years, respectively. As of March 31, 2006, the Partnership has advanced Williamsburg approximately $1,493,000.

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

There also are substantial risks associated with the operation of Properties receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Property.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing with which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 15% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

                                                                                     Sequential
                                                                                        Page
                                                                                     ----------

        Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm                         17

        Consolidated Balance Sheets at March 31, 2006 and 2005                          57

        Consolidated Statements of Operations for the Years Ended March 31, 2006,
           2005 and 2004                                                                58

        Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2006, 2005 and 2004                                 59

        Consolidated  Statements  of Cash Flows for the Years Ended March 31,
          2006, 2005 and 2004                                                           60

        Notes to Consolidated Financial Statements                                      62


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for thirteen (2005 Fiscal
Year), eleven (2004 Fiscal Year), and twenty-six (2003 Fiscal Year) subsidiary partnerships whose losses aggregated $7,418,882, $1,984,913 and $6,756,365 for the 2005, 2004 and 2003 Fiscal Years, respectively, and whose assets constituted 42% and 32% of the Partnership's assets at March 31, 2006 and 2005, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $486,815 (Fiscal 2005), $313,659 (Fiscal 2004) and $142,603 (Fiscal 2003) and their assets aggregated $8,273,212 and $8,915,703 at March 31, 2006 and 2005, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 16, 2006

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

/s/ Friedman Alpren & Green LLP
New York, New York
December 18, 2003

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Metropolitan Towers Associates, L.P.

I have audited the accompanying balance sheets of Metropolitan Towers Associates, LP as of December 31, 2005 and 2004, and the related statements of loss, changes in partners' capital, and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP as of December 31, 2005 and 2004 and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United State of America.


/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
San Juan, Puerto Rico
January 31, 2006

Stamp No. 2114029 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of RubinBrown]

S2100-020

Report of Independent Registered Public Accounting Firm

To The Partners
Westminster Place II - Olive Site, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Westminster Place II - Olive Site, L.P., a limited partnership, as of December 31, 2005 and 2004 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westminster Place II - Olive Site, L.P. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership's rental subsidy was depleted during 2004 and the rent increases have not been sufficient to cover the loss of the subsidy payments. This situation raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding theses matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ RubinBrown LLP
St. Louis, Missouri
February 8, 2006

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

[Letterhead of RubinBrown]

S2100-020

Report of Independent Registered Public Accounting Firm

To The Partners
Whittier Plaza Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Whittier Plaza Associates Limited Partnership, a limited partnership (the Partnership), as of December 31, 2005 and 2004, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whittier Plaza Associates Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has sustained recurring losses from operations, lower than anticipated rental income, and has continually required a general partner to fund deficits. These items raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding theses matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ RubinBrown LLP
St. Louis, Missouri
January 31, 2006

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

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 28, 2004

[Letterhead of SOLOMON & ASSOCIATES LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of Rolling Green Limited Partnership (FHA Project No. 071-11078-LDT) as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting, under the PCAOB standards. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 31, 2006, on our consideration of the Project's internal control, on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements, and on specific requirements applicable to Fair Housing and Non-Discrimination. Those reports consider matters that could have a direct and material effect on a major HUD-assisted program. In addition, those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Rolling Green Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material aspects, in relation to the basic financial statements taken as a whole.


/s/ Solomon & Associates LLC
Chicago, IL
January 31, 2006

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

/s/ Solomon & Associates LLC
Chicago, IL
January 23, 2004

[Letterhead of ZAYAS, MORAZZANI & CO.]

Independent Auditors' Report

To the Partners
Santa Juanita II Limited Partnership:

We have audited the accompanying balance sheet of Santa Juanita II Limited Partnership, as of December 31, 2005, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Juanita II Limited Partnership as of December 31, 2005, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Zayas, Morazzani & Co.

February 16, 2006
San Juan, Puerto Rico

Stamp No. 2107202 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Robin Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 27, 2006

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Concourse Artists Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 27, 2006

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of 2051 Grand Concourse Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 27, 2006

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

White Plains, New York
January 23, 2004

[Letterhead of MARDEN, HARRISON & KREUTER]

INDEPENDENT AUDITORS' REPORT

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheets of Willoughby-Wyckoff Housing Associates (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
January 27, 2006

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

White Plains, New York
January 23, 2004

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2005 and 2004, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our report on our audits of Goodfellow Place Limited Partnership for 2005 and 2004 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of operating expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information for 2005 and 2004 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

January 19, 2006
St. Louis, Missouri

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

January 22, 2004
St. Louis, Missouri

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Penn Alto Associates, Limited Partnership
Altoona, Pennsylvania 16601

We have audited the accompanying balance sheets of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The partnership  ceased operations in September 2005 and more fully explained in
Note 1.


/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

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

[Letterhead of Torres Llompart, Sanchez Ruiz & Co.]

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

/s/ Cole, Evans & Peterson
Shreveport, Louisiana
February 2, 2004

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 2, 2006

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
January 9, 2004

[Letterhead of MAYER HOFFMAN MCCANN P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victory Apartments

We have audited the balance sheets of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2005, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments, F.H.A. Project No. 071-35701 as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a reports dated January 25, 2006, on our consideration of the Partnership's internal control over financial reporting. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued an opinion dated January 25, 2006, on the Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
January 25, 2006

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


/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
January 29, 2004

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,
                                                                         ------------------------------
                                                                              2006             2005
                                                                         -------------    -------------
ASSETS

Operating assets:
 Property and equipment, at cost, less accumulated depreciation
   (Notes 2, 4 and 7)                                                    $  54,990,067    $  84,607,267
 Cash and cash equivalents (Notes 2, 3 and 12)                               1,317,529        2,942,859
 Cash held in escrow (Notes 2, 3 and 5)                                      5,379,413        7,410,533
 Deferred costs - less accumulated amortization (Notes 2 and 6)              1,514,771        1,952,697
 Other assets                                                                1,841,111        2,363,526
                                                                         -------------    -------------

Total operating assets                                                      65,042,891       99,276,882
                                                                         -------------    -------------

Assets of discontinued operations (Note 13):
 Property and equipment held for sale, net of accumulated depreciation
   (Note 4)                                                                 15,717,185       19,181,395
 Net assets held for sale                                                    3,696,766        3,175,373
                                                                         -------------    -------------
 Total discontinued assets                                                  19,413,951       22,356,768
                                                                         -------------    -------------

Total assets                                                             $  84,456,842    $ 121,633,650
                                                                         =============    =============

LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities:
 Mortgage notes payable (Notes 3 and 7)                                  $  43,080,898    $  65,591,884
 Accounts payable and other liabilities                                      3,212,976        3,180,337
 Accrued interest payable                                                    1,793,739        1,862,461
 Security deposit payable                                                      677,709          872,500
 Due to local general partners and affiliates (Note 8)                       5,940,262        7,125,544
 Due to general partners and affiliates (Note 8)                            14,760,044       17,143,043
 Due to selling partners                                                     1,296,435        2,701,207
                                                                         -------------    -------------

Total operating liabilities                                                 70,762,063       98,476,976
                                                                         -------------    -------------

Liabilities of discontinued operations (Note 13):
 Mortgage notes payable of assets held for sale (Note 7)                    20,576,873       19,331,973
 Net liabilities held for sale (including minority interest)                 2,560,141        9,430,390
                                                                         -------------    -------------
Total discontinued liabilities                                              23,137,014       28,762,363
                                                                         -------------    -------------

Total liabilities                                                           93,899,077      127,239,339
                                                                         -------------    -------------

Minority interests (Note 2)                                                 (2,573,125)         561,850
                                                                         -------------    -------------

Commitments and contingencies (Notes 8 and 12)

Partners' deficit:
 Limited partners ( 115,917.5 BACs issued and outstanding) (Note 1)         (5,806,860)      (5,112,305)
 General partners                                                           (1,062,250)      (1,055,234)
                                                                         -------------    -------------

Total partners' deficit                                                     (6,869,110)      (6,167,539)
                                                                         -------------    -------------

Total liabilities and partners' deficit                                  $  84,456,842    $ 121,633,650
                                                                         =============    =============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended March 31,
                                                            --------------------------------------------
                                                                2006            2005*           2004*
                                                            ------------    ------------    ------------
Operations:
Revenues
Rental income                                               $ 14,490,818    $ 14,084,287    $ 13,650,034
Other (Note 11)                                                  911,806         728,493         681,142
                                                            ------------    ------------    ------------
                                                              15,402,624      14,812,780      14,331,176
                                                            ------------    ------------    ------------

Expenses
General and administrative                                     2,854,268       2,553,962       3,925,140
General and administrative-related parties (Note 8)            3,262,765       3,431,159       2,213,479
Repairs and maintenance                                        4,003,149       3,324,045       3,733,173
Operating and other                                            1,941,519       1,749,644       1,602,826
Real estate taxes                                                736,314         705,951         614,408
Insurance                                                        744,945         872,616         887,093
Financial, primarily interest                                  2,637,572       2,670,540       2,696,404
Depreciation and amortization                                  4,185,768       4,074,436       4,035,649
Loss on impairment of fixed assets                             5,225,000               0               0
                                                            ------------    ------------    ------------

Total expenses                                                25,591,300      19,382,353      19,708,172
                                                            ------------    ------------    ------------

Loss from operations before minority interest                (10,188,676)     (4,569,573)     (5,376,996)

Minority interest in loss of subsidiaries from operations          3,027           4,763           3,648
                                                            ------------    ------------    ------------

Loss from operations                                         (10,185,649)     (4,564,810)     (5,373,348)

Discontinued operations:

Income (loss) from discontinued operations (including
  minority interest)
  (Note 13)                                                    9,484,078         (59,013)     (2,096,654)
                                                            ------------    ------------    ------------

Net loss                                                    $   (701,571)   $ (4,623,823)   $ (7,470,002)
                                                            ============    ============    ============

Loss from operations - limited partners                     $(10,083,792)   $ (4,519,161)   $ (5,319,615)
Income (loss) from discontinued operations (including
  minority interest) -
  limited partners                                             9,389,237         (58,423)     (2,075,687)
                                                            ------------    ------------    ------------

Net loss - limited partners                                 $   (694,555)   $ (4,577,584)   $ (7,395,302)
                                                            ============    ============    ============


Number of BACs outstanding                                     115,917.5       115,917.5       115,917.5
                                                            ============    ============    ============

Loss from operations per BAC                                $     (86.99)   $     (38.99)   $     (45.89)
Income (loss) from discontinued operations (including
  minority interest) per BAC                                       81.00           (0.50)         (17.91)
                                                            ------------    ------------    ------------

Loss per BAC                                                $      (5.99)   $     (39.49)   $     (63.80)
                                                            ============    ============    ============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                               Limited         General
                                                  Total        Partners        Partners
                                               -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2003    $ 5,888,786    $ 6,860,582    $  (971,796)
Net loss                                        (7,470,002)    (7,395,302)       (74,700)
                                               -----------    -----------    -----------

Partners' deficit - March 31, 2004              (1,581,216)      (534,720)    (1,046,496)
Contribution - write-off of related party debt      37,500              0         37,500
Net loss                                        (4,623,823)    (4,577,585)       (46,238)
                                               -----------    -----------    -----------

Partners' deficit March 31, 2005                (6,167,539)    (5,112,305)    (1,055,234)
Net loss                                          (701,571)      (694,555)        (7,016)
                                               -----------    -----------    -----------

Partners' deficit - March 31, 2006             $(6,869,110)   $(5,806,860)   $(1,062,250)
                                               ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  Year Ended March 31,
                                                                      --------------------------------------------
                                                                          2006            2005*           2004*
                                                                      ------------    ------------    ------------
Net loss                                                              $   (701,571)   $ (4,623,823)   $ (7,470,002)
                                                                      ------------    ------------    ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

 Loss (gain) on sale of properties                                         220,121        (933,805)        546,734
 Loss on impairment of fixed assets                                      6,075,000               0               0
 Depreciation and amortization                                           5,617,541       7,211,442       7,767,814
 Minority interest in loss of subsidiaries                             (10,885,464)       (546,023)     (1,189,196)
 Accrued interest added to principal of mortgage note payable               50,876          52,872          52,872
 (Increase) decrease in cash held in escrow                               (782,797)       (110,446)         68,302
 (Increase) decrease in other assets                                      (251,806)         64,505         239,830
 Increase in accounts payable and other liabilities                        253,385         513,880         505,113
 (Decrease) increase in accrued interest payable                           (73,571)        115,983         (50,755)
 Increase in security deposits payable                                      55,255          (2,146)         26,470
 Increase in due to local general partners and affiliates                1,366,799         168,458               0
 (Decrease) increase in due to general partners and affiliates          (2,267,341)      2,047,561       1,805,738
                                                                      ------------    ------------    ------------
                                                                          (622,002)      8,582,281       9,772,922
 Total adjustments
                                                                      ------------    ------------    ------------

Net cash (used in) provided by operating activities                     (1,323,573)      3,958,458       2,302,920
                                                                      ------------    ------------    ------------

Cash flows from investing activities:

 Proceeds from sale of properties                                        4,725,000         600,000       7,840,000
 Cost paid relating to sale of properties                                        0               0        (136,254)
 Decrease (increase) in cash held in escrow                                137,819         179,466         (31,844)
 Improvements to property and equipment                                 (1,140,093)     (1,278,534)       (932,748)
                                                                      ------------    ------------    ------------

Net cash provided by (used in) investing activities                      3,722,726        (499,068)      6,739,154
                                                                      ------------    ------------    ------------

Cash flows from financing activities:

 Increase in deferred costs                                               (122,024)        (81,560)       (150,197)
 Proceeds from mortgage notes                                            1,500,000               0               0
 Repayments of mortgage notes                                           (3,470,980)     (2,572,311)     (8,120,035)
 Decrease in due to local general partners and affiliates                        0               0      (1,646,818)
 (Decrease) increase in due to selling partner                          (1,404,772)        126,838         116,754
 (Decrease) increase in capitalization of consolidated subsidiaries
   attributable to minority interest                                      (371,916)        283,617       1,018,898
                                                                      ------------    ------------    ------------

 Net cash used in financing activities                                  (3,869,692)     (2,243,416)     (8,781,398)
                                                                      ------------    ------------    ------------

 Net (decrease) increase in cash and cash equivalents                   (1,470,539)      1,215,974         260,676

 Cash and cash equivalents at beginning of period                        3,054,589       1,838,615       1,577,939
                                                                      ------------    ------------    ------------

 Cash and cash equivalents at end of period**                         $  1,584,050    $  3,054,589    $  1,838,615
                                                                      ============    ============    ============

Supplemental disclosure of cash flows information:
 Cash paid during the year for interest                               $  3,553,771    $  4,826,443    $  6,043,819
                                                                      ============    ============    ============


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                                      Year Ended March 31,
                                                                          --------------------------------------------
                                                                              2006            2005*           2004*
                                                                          ------------    ------------    ------------
 Summarized below are the components of the gain on sale of properties:

  Proceeds from sale of properties - net                                  $ (4,725,000)   $   (600,000)   $ (7,703,746)
  Decrease in property and equipment, net of accumulated
    depreciation                                                            22,640,201      11,680,909       8,250,647
  Decrease in deferred costs                                                   123,211          59,327               0
  Decrease in other assets                                                   2,635,835        (317,636)              0
  Decrease in cash held in escrow                                              773,382         230,291          45,027
  Decrease in accounts payable and other liabilities                          (231,725)       (677,245)           (167)
  Decrease in accrued interest                                                  (5,179)       (107,286)              0
  Decrease in security deposits payable                                       (257,123)        (83,028)        (45,027)
  Decrease in mortgage notes payable                                       (19,345,982)     (9,114,334)              0
  (Decrease) increase in due to local general partners and
    their affiliates                                                        (9,570,635)       (203,820)              0
  Decrease in due to general partners and affiliates                           (37,500)       (539,296)              0
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                        8,220,636      (1,261,687)              0

*  Reclassified for comparative purposes
** Cash and cash equivalents at end of period includes cash and cash equivalents from discontinued operations of $266,521, $111,730 and $0, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of Related Credit Properties II, Inc. and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of Related Credit Properties II, Inc and Executive Vice President of the Liberty General Partner.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents a 20% to 98% interest in that Local Partnership. The Partnership originally invested in 27 Local Partnerships. During the year ended March 31, 2006, the Partnership sold the property and the related assets and liabilities of one Local Partnership and the limited Partnership interest of three Local Partnerships. Through the year ended March 31, 2006, the Partnership has sold the properties and the related assets and liabilities of five Local Partnerships and the limited partnership interest in four Local Partnerships (see Note 10).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 22, 24 and 26 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 "Fiscal Years"), respectively. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $0, $398,000 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2006, the Partnership has recorded $6,075,000 as a loss on impairment of assets. Through March 31, 2006, the Partnership has recorded approximately $11,482,000 as a loss on impairment of assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets. See Note 13 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were five assets classified as property and equipment-held for sale at March 31, 2006. See Notes 10 and 13 regarding assets held for sale and discontinued operations.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                               Years Ended March 31,
                         ------------------------------
                           2006       2005*      2004*
                         --------   --------   --------
Interest                 $190,329   $119,748   $ 99,900
Other                     721,477    608,745    581,242
                         --------   --------   --------
   Total other revenue   $911,806   $728,493   $681,142
                         ========   ========   ========

* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                               Years Ended March 31,
                         ------------------------------
                           2006       2005*      2004*
                         --------   --------   --------
Interest                 $ 31,955   $      0   $ 12,770
Other                     107,984    988,095    273,070
                         --------   --------   --------
  Total other revenue    $139,939   $988,095   $285,840
                         ========   ========   ========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership`s financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.


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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operating liabilities are as follows:

                                                   March 31, 2006                      March 31, 2005
                                          --------------------------------     -------------------------------

                                             Carrying           Fair             Carrying           Fair
                                              Amount            Value             Amount            Value
                                          --------------    --------------     -------------    --------------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $    6,998,519    $    6,998,519     $  23,254,467    $   23,254,467
Not practicable                           $   36,082,379                 *     $  42,337,417                 *


The estimated fair values of the Partnership's mortgage notes payable from discontinued liabilities are as follows:

                                                   March 31, 2006                      March 31, 2005
                                          --------------------------------     -------------------------------

                                             Carrying           Fair             Carrying           Fair
                                              Amount            Value             Amount            Value
                                          --------------    --------------     -------------    --------------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $   20,576,873    $   21,529,300     $   5,980,613    $    6,789,731
Not practicable                           $            0                 *     $  13,751,360                 *


* Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

                                                      March 31,
                                            ------------------------------       Estimated
                                                                               Useful Lives
                                                2006             2005             (Years)
                                            ------------     -------------     -------------
Land                                        $  8,781,198     $  10,431,355                -
Building and improvements                    106,569,434       156,163,976         15 to 40
Other                                          4,457,639         4,398,989          5 to 15
                                            ------------     -------------
                                             119,808,271       170,994,320
Less:  Accumulated depreciation              (64,818,204)      (86,387,053)
                                            ------------     -------------

                                            $ 54,990,067     $  84,607,267
                                            ============     =============


The initial cost to the Partnership, as shown on Schedule III in Item 15, includes $6,955,050 of acquisition fees paid or accrued to the General Partners, $1,606,014 of acquisition expenses and $7,015,991 of capitalized interest.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer's fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $4,131,095, $4,017,852 and $3,978,141, respectively.

During the 2005 and 2004 Fiscal Years, there were write-offs of accumulated depreciation in the amounts of $20,054,077 and $9,969,353, respectively, and $20,029,595 and $9,885,825 of these write-offs were related to the discontinued assets.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


The components of property and equipment held for sale and their estimated useful lives from discontinued assets are as follows:

                                                      March 31,
                                            ----------------------------       Estimated
                                                                              Useful Lives
                                                2006            2005             (Years)
                                            ------------    ------------     -------------
Land                                        $    689,143    $    638,738                 -
Building and improvements                     34,337,070      30,538,700          15 to 40
Other                                            432,661         724,572           5 to 15
                                            ------------    ------------
                                              35,458,874      31,902,010
Less:  Accumulated depreciation              (19,741,689)    (12,720,615)
                                            ------------    ------------

                                            $ 15,717,185    $ 19,181,395
                                            ============    ============

Depreciation expense from discontinued  operations for the years ended March 31,
2006,  2005  and  2004  amounted  to  $1,375,207,   $3,053,938  and  $3,455,547,
respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets is restricted and consists of the following:

                                                                   March 31,
                                                         ------------------------------
                                                             2006              2005
                                                         -------------     ------------
Real estate taxes, insurance, reconstruction and other   $   3,075,125     $  3,497,315
Reserve for replacements                                     1,649,979        3,085,158
Tenant security deposits                                       654,309          828,060
                                                         -------------     ------------

                                                         $   5,379,413     $  7,410,533
                                                         =============     ============

Cash held in escrow from discontinued assets is restricted and consists of the following:

                                                                   March 31,
                                                         ------------------------------
                                                             2006              2005
                                                         -------------     ------------
Real estate taxes, insurance, reconstruction and other   $     899,156     $    228,225
Reserve for replacements                                     1,383,911          142,435
Tenant security deposits                                       223,848          233,539
                                                         -------------     ------------

                                                         $   2,506,915     $    604,199
                                                         =============     ============


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

                                                         March 31,
                                                 ---------------------------
                                                     2006           2005           Period
                                                 -----------    ------------    ------------
Financing expenses                               $ 2,048,286    $   2,817,550         *
Other                                                      0          639,858      Various
                                                 -----------    ------------
                                                   2,048,286       3,457,408
Less:  Accumulated amortization                     (533,515)     (1,504,711)
                                                 -----------    ------------

                                                 $ 1,514,771    $  1,952,697
                                                 ===========    ============

*    Over the life of the respective related mortgages


Amortization expense for the years ended March 31, 2006, 2005 and 2004 amounted to $54,673, $56,584, and $57,508, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


During the years ended March 31, 2006 and 2005, there were decreases in deferred costs of $1,320,498 and $215,598 and decreases in accumulated amortization of $1,187,943 and $156,271, respectively, due to the write-offs and reclasses into discontinued operations.

The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                              March 31,
                                    -----------------------------
                                        2006             2005            Period
                                    ------------     ------------     ------------
Financing expenses                  $  1,175,921     $    955,929           *
Less:  Accumulated amortization         (587,508)        (693,016)
                                    ------------     ------------

                                    $    588,413     $    262,913
                                    ============     ============

* Over the life of the respective related mortgages

Amortization expense from discontinued operations for the years ended March 31, 2006, 2005 and 2004 amounted to $56,566, $83,068 and $276,618, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $233,000 including principal and interest at rates varying from 1% to 15% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases and is without further recourse.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

        December 31,                                           Amount
-----------------------------                               ------------
2006                                                        $  2,369,760
2007                                                             537,819
2008                                                             573,959
2009                                                             612,609
2010                                                             653,951
Thereafter                                                    38,332,800
                                                            ------------

                                                            $ 43,080,898
                                                            ============

Accrued interest payable at March 31, 2006 and 2005 was approximately $1,794,000 and $1,862,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $117,000 including principal and interest at rates varying from 1% to 10.25% per annum, through 2034. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases and is without further recourse.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

        December 31,                                           Amount
-----------------------------                               ------------
2006                                                        $    436,972
2007                                                             472,040
2008                                                             510,305
2009                                                             513,067
2010                                                             489,743
Thereafter                                                    18,154,746
                                                            ------------

                                                            $ 20,576,873
                                                            ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Accrued interest payable for the discontinued liabilities at March 31, 2006 and 2005 was approximately $37,000 and $47,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Santa Juanita II Limited Partnership ("Santa Juanita") - Refinance
------------------------------------------------------------------
In July 2005, Santa Juanita entered into a refinancing agreement with Popular Mortgage for $1,500,000. The proceeds will be used to pay off the balance due on the former mortgage payable of approximately $727,000, to finance the purchase of 20% of the Partnership's limited partnership interest in Santa Juanita, and obtain funds for major building improvements. The loan is to be repaid in sixty installments and matures July 1, 2020. Santa Juanita will pay the interest which will accrue over the advances made, from August 1, 2005, without making principal payments. The term of the loan is until July 1, 2020. The principal will be payable when the full amount of funds are used by Santa Juanita. On January 17, 2006, the Partnership sold its remaining limited partnership interest in Santa Juanita.


NOTE 8 - Related Party Transactions

Related Party Fees
------------------
One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                   Years Ended March 31,
                                                           ------------------------------------
                                                              2006         2005*        2004*
                                                           ----------   ----------   ----------
Partnership management fees (a)                            $1,257,250   $1,374,500   $1,445,000
Expense reimbursement (b)                                     374,999      193,309      180,477
Property management fees incurred to affiliates of the
  General Partners (c)                                        425,268      434,890      370,181
Local administrative fee (d)                                   22,500       22,500       22,500
                                                           ----------   ----------   ----------

Total general and administrative-General Partners           2,080,017    2,025,199    2,018,158
                                                           ----------   ----------   ----------

Property management fees incurred to Affiliates of the
  Local General Partners (c)                                1,182,748    1,405,960      195,321
                                                           ----------   ----------   ----------

Total general and administrative-related parties           $3,262,765   $3,431,159   $2,213,479
                                                           ==========   ==========   ==========

The costs incurred from discontinued operations for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                   Years Ended March 31,
                                                           ------------------------------------
                                                              2006         2005*        2004*
                                                           ----------   ----------   ----------
Local administrative fee (d)                               $    9,000   $   24,000   $   26,500
                                                           ----------   ----------   ----------

Total general and administrative-General Partners               9,000       24,000       26,500
                                                           ----------   ----------   ----------

Property management fees incurred to Affiliates of the
  Local General
  Partners (c)                                                244,039      327,141      329,694
                                                           ----------   ----------   ----------

Total general and administrative-related parties           $  253,039   $  351,141   $  356,194
                                                           ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,970,000 and $14,088,000 were accrued and unpaid as of March 31, 2006 and March 31, 2005. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of these amounts but are under no obligation to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $52,000 and $1,166,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,399,709, $1,600,039 and $1,552,819 for the 2005, 2004 and 2003
Fiscal Years, respectively. Of these fees $1,153,746, $1,248,610 and $895,169 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $425,268, $434,890 and $370,181, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $244,039, $327,141 and $329,694, respectively, which were incurred to affiliates of the Local General Partners of Properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $5,000, $50 and $1,000 during the 2005, 2004 and 2003 Fiscal Years, respectively.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

Due to Local General Partners and affiliates at March 31, 2006 and 2005 consists of the following:

                                                         March 31,
                                                 --------------------------
                                                    2006            2005
                                                 -----------    -----------
 Operating advances                              $   637,997    $ 1,311,506
 Development fee payable                           2,354,644      2,365,577
 Operating deficit advances                        2,556,898      2,795,187
 Management and other fees                           390,723        653,274
                                                 -----------    -----------
                                                 $ 5,940,262    $ 7,125,544
                                                 ===========    ===========


Due to Local General Partners and affiliates from discontinued liabilities at March 31, 2006 and 2005 consists of the following:

                                                         March 31,
                                                 --------------------------
                                                    2006            2005
                                                 -----------    -----------
 Operating advances                              $   694,535    $ 5,441,627
 Operating deficit advances                                0      2,183,648
 General partner loans receivable                   (100,010)             0
 Management and other fees                            23,720         11,524
                                                 -----------    -----------
                                                 $   618,245    $ 7,636,799
                                                 ===========    ===========

Tenant Leases
-------------

Upper Fifth Avenue Residential Associates, L.P. has entered into a 40-year lease agreement with Upper Fifth Avenue Residential Leasing L.P., an affiliate of the Local General Partner, covering approximately 30,000 square feet of commercial space, two garages and laundry facilities. The lease agreement provides for a fixed rental of $40,000 per year. On May 11, 2005, the limited partnership interest in Upper Fifth was sold.


Advances to Local Partnerships
------------------------------

During the fiscal years ended March 31, 2006 and 2005, net advances to certain Local Partnerships by the General Partners amounted to $166,813 and $176,762, respectively. As of March 31, 2006 and 2005, the amounts due to the General Partners from Local Partnerships totaled $1,725,914 and $1,559,101, respectively, and are recorded in due to general partners and affiliates on the consolidated balance sheets.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Due to General Partners and affiliates from the Local Partnerships consists of the following:

                                              March 31,
                                       -----------------------
                                          2006         2005
                                       ----------   ----------
Concourse Artists                      $    3,829   $        0
Grand Concourse                             6,561            0
Robin Housing                              10,622            0
Goodfellow Place Limited Partnership      211,949      193,648
Williamsburg Residential, L.P.          1,492,953    1,365,453
                                       ----------   ----------

                                       $1,725,914   $1,559,101
                                       ==========   ==========


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

s                                                                        Years Ended December 31,
                                                              --------------------------------------------
                                                                  2005            2004            2003
                                                              ------------    ------------    ------------
Financial statement

Net income (loss)                                             $   (701,571)   $ (4,623,823)   $ (7,470,002)

Difference resulting from parent company having a different
  fiscal year for income tax and financial reporting
  purposes                                                         117,657        (158,870)         43,581

Difference between depreciation and amortization expense
  recorded for financial reporting purposes and the
  accelerated cost recovery system utilized for income tax
  purposes                                                      (2,232,945)     (1,676,552)     (2,045,563)

Difference between gain/loss on sale of properties reported
  for financial reporting purposes and income tax purposes     (11,702,920)        706,798       1,195,211

Excess losses allocated to minority interest for income tax
  purposes                                                         489,946         391,544         134,118

Impairment of fixed assets                                       6,075,000               0               0

Other                                                             (338,745)       (267,443)          5,626
                                                              ------------    ------------    ------------

Taxable net loss as shown on the income tax return for the
  calendar year ended                                         $ (8,293,578)   $ (5,628,346)   $ (8,137,029)
                                                              ============    ============    ============


NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in three Local Partnerships were sold. Through the fiscal year ended March 31, 2006, the property and the related assets and liabilities of five Local Partnerships and the limited partnership interests in four Local Partnerships were sold. See Item 2, Properties. All gains and losses on sales are included in discontinued operations.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a purchase price of $3,000,000, resulting in a Local General Partner contribution of approximately $2,768,000. The sale resulted in the liquidation of Bayamon. As of the sale date, Bayamon had property and equipment, at cost, of approximately $8,639,000, accumulated depreciation of approximately $4,855,000 and mortgage debt of approximately $3,922,000.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000. During the quarter ended September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $140,000. The sale resulted in the liquidation of Penn Alto. As of the sale date, Penn Alto had property and equipment, at cost, of approximately $11,110,000, accumulated depreciation of approximately $6,148,000 and mortgage debt of approximately $3,383,000.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000. The sale of the 20%

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


limited partnership interest resulted in a Local General Partner contribution of $100,000. As of December 31, 2005, Santa Juanita had property and equipment, at cost, of approximately $4,075,000, accumulated depreciation of approximately $2,232,000 and mortgage debt of approximately $1,500,000.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a purchase price of $10. The sale resulted in the liquidation of Upper Fifth, which had a partners' deficit of approximately $5,353,000, resulting in a Local General Partner non-cash contribution in the same amount to the Local Partnership. As of the sale date, Upper Fifth had property and equipment, at cost, of approximately $22,386,000, accumulated depreciation of approximately $8,907,000 and mortgage debt of approximately $13,624,000.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for $7,097,000, resulting in a Local
General Partner distribution of approximately $1,218,000. The sale resulted in the liquidation of Property Development. As of the sale date, Property Development had property and equipment, at cost, of approximately $12,513,000, accumulated depreciation of approximately $5,483,000 and mortgage debt of approximately $5,275,000.

On September 21, 2004, the Partnership's limited partnership interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note is to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note is to be paid upon refinancing or sale of the Property, but in no event later than 10 years. Subsequently, in April 2006 both notes were fully paid. The sale resulted in a gain of approximately $1,007,000. As of the sale date, Alexis Park had property and equipment, at cost, of approximately $8,456,000, accumulated depreciation of approximately $4,473,000 and mortgage debt of approximately $3,839,000.

Assets Held for Sale
--------------------

On January 17, 2006, the remaining 80% of the Partnership's limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a purchase price of $375,000, cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the conversion to condos, resulting in a Local General Partner distribution of approximately $882,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The Local General Partner's distribution will be written down to zero during the quarter ending June 30, 2006, resulting in a loss to minority interest of approximately $882,000. The sale resulted in the liquidation of Santa Juanita. As of December 31, 2005, Santa Juanita had property and equipment, at cost, of approximately $4,075,000, accumulated depreciation of approximately $2,232,000 and mortgage debt of approximately $1,500,000.

On November 28, 2005, Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. Willoughby is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Willoughby had property and equipment, at cost, of approximately $6,191,000, accumulated depreciation of approximately $3,801,000 and mortgage debt of approximately $4,016,000. The closing occurred subsequently on June 5, 2006. See Note 14 regarding subsequent events.

On September 22, 2005, 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,937,500. The sales documents have been executed and the initial deposit funds were being held in escrow. Grand Concourse is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Grand Concourse had property and equipment, at cost, of approximately $5,271,000, accumulated depreciation of approximately $3,204,000 and mortgage debt of approximately $3,239,000. The closing occurred subsequently on May 1, 2006. See
Note 14 regarding subsequent events.

On September 22, 2005, Concourse Artists Housing Associates, L.P. ("Concourse Artists") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,797,500. The sales documents have been executed and the initial deposit funds were being held in escrow. Concourse Artists is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Concourse Artists had property and equipment, at cost, of approximately $2,285,000, accumulated depreciation of approximately $1,385,000 and mortgage debt of approximately $1,409,000. The closing occurred subsequently on May 1, 2006. See Note 14 regarding subsequent events.

On September 22, 2005, Robin Housing Associates, L.P. ("Robin Housing") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $7,265,000. The sales documents have been executed and the initial deposit funds were being held in escrow. Robin Housing is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Robin Housing had property and equipment, at cost, of approximately $8,238,000, accumulated depreciation of approximately $5,014,000 and mortgage debt of approximately $4,895,000. The closing occurred subsequently on May 1, 2006. See Note 14 regarding subsequent events.

On September 1, 2005, the Partnership entered into an assignment and assumption agreement to sell the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") to the Local General Partner for a purchase price of $400,000. The sales documents have been executed and a closing is expected to take place in August 2006. No assurance can be given that the sale will actually occur. Rolling Green is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Rolling Green had property and

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


equipment, at cost, of approximately $9,135,000, accumulated depreciation of approximately $3,959,000 and mortgage debt of approximately $5,519,000.


NOTE 11 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                            Quarter Ended
                                                       --------------------------------------------------------

                                                         June 30,     September 30,  December 31,    March 31,
                  OPERATIONS                              2005            2005           2005           2006
----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                               $ 3,755,115    $ 3,615,440    $ 3,829,968    $ 4,202,101

Operating expenses                                      (4,913,104)    (5,541,271)    (5,526,795)    (9,610,130)
                                                       -----------    -----------    -----------    -----------

Loss from operations before minority interest           (1,157,989)    (1,925,831)    (1,696,827)    (5,408,029)

Minority interest in loss of subsidiaries
 from operations                                             1,049            684          1,222             72

(Loss) income from discontinued operations including
 gain (loss) on sale and minority interest                (374,502)     4,131,760      2,275,148      3,451,672
                                                       -----------    -----------    -----------    -----------

Net (loss) income                                      $(1,531,442)   $ 2,206,613    $   579,543    $(1,956,285)
                                                       ===========    ===========    ===========    ===========

Per unit amounts:
Net loss per BAC from operations                       $     (9.88)   $    (16.44)   $    (14.48)   $    (46.19)
Net (loss) income per BAC from discontinued
 operations                                                  (3.20)         35.29          19.43          29.48
                                                       -----------    -----------    -----------    -----------

Net (loss) income per BAC                              $    (13.08)   $     18.85    $      4.95    $    (16.71)
                                                       ===========    ===========    ===========    ===========

                                                                            Quarter Ended
                                                       --------------------------------------------------------

                                                         June 30,     September 30,  December 31,    March 31,
                  OPERATIONS                              2004*           2004*         2004*           2005*
----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                               $ 3,678,814    $ 3,647,338    $ 3,662,027    $ 3,824,601

Operating expenses                                      (5,091,988)    (4,912,762)    (4,928,852)    (4,448,751)
                                                       -----------    -----------    -----------    -----------

Loss from operations before minority interest           (1,413,174)    (1,265,424)    (1,266,825)      (624,150)

Minority interest in loss of subsidiaries
 from operations                                             1,194          1,265          1,320            984

(Loss) income from discontinued operations including
 gain (loss) on sale and minority interest                (499,437)      (450,635)       853,404         37,655
                                                       -----------    -----------    -----------    -----------


Net loss                                               $(1,911,417)   $(1,714,794)   $  (412,101)   $  (585,511)
                                                       ===========    ===========    ===========    ===========

Per unit amounts:
Net loss per BAC from operations                       $    (12.06)   $    (10.80)   $    (10.81)   $     (5.32)
Net (loss) income per BAC from discontinued
 operations                                                  (4.26)         (3.85)          7.29           0.32
                                                       -----------    -----------    -----------    -----------

Net loss per BAC                                       $    (16.32)   $    (14.65)   $     (3.52)   $     (5.00)
                                                       ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 12 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for three subsidiary partnerships, Whittier Plaza Associates Limited Partnership ("Whittier"), Westminster Place II - Olive Site, L.P. ("Westminster") and Willoughby modified their reports on the 2005 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates
-------------------------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $28,239 and $23,889 in 2005 and 2004, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $3,000 and $21,000 in the 2005 and 2004 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2006 and 2005 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $28,000, $24,000 and $27,000 for the 2005, 2004 and 2003 Fiscal Years.

Westminster
-----------
The financial statements for Westminster have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Westminster as a going concern. Westminster's rental subsidy fund agreement with the Missouri Housing Development Commission ("MHDC") was depleted in June 2004. Westminster has been approved by the MHDC for rental increases, however, these increases have not been sufficient to cover the loss of the rental subsidy payments. The loss of the rental subsidy payments and insufficient rental increases raise substantial doubt about Westminster's ability to continue as a going concern. Management is exploring a sale of Westminster and will continue to submit requests for rental increases for MHDC approval.

Willoughby
----------
The financial statements of Willoughby have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Willoughby was subsequently sold on June 5, 2006 (see Note 14).

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $65,000, and there is $233,648 due to the General Partners and their affiliates. During 2005, the General Partners advanced Goodfellow $64,327 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2006, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Bayamon
-------
Bayamon was granted net funds of $4,867,000 by the Municipality of Bayamon (the "Municipality") and HUD. In the event of a substantial violation to the provisions of certain agreements between Bayamon and the Municipality and between the Municipality and HUD, the funds shall become immediately due and payable at the election of HUD and the Municipality. Otherwise, the principal amount of the obligation together with any interest will be forgiven. Proceeds from the loan have been deducted from fixed assets. The Partnership sold its limited partnership interest in Bayamon on October 20, 2005.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2005 and is expected to continue to do so during 2006.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $719,000 and $721,000 at March 31, 2006 and 2005, respectively. Williamsburg's net loss after minority interest amounted to approximately $241,000, $283,000 and $229,000 for the 2005, 2004, and 2003 fiscal years, respectively. As of March 31, 2006, the Partnership has advanced Williamsburg approximately $1,493,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2006, uninsured cash and cash equivalents approximated $1,099,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

As of December 31, 2003, the Tax Credit Period for each Local Partnership has expired. A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Tax Credit Period.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 44% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


NOTE 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 31, 2006, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby were classified as discontinued operations in the consolidated balance sheets. As of March 31, 2005, Property Development, Alexis Park, Rolling Green and Upper Fifth were classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:
---------------------------

                                                                             March 31,
                                                                   ---------------------------
                                                                       2006           2005
                                                                   ------------   ------------
Assets
 Property and equipment - less accumulated depreciation of
   $19,741,689 and $12,720,615, respectively                       $ 15,717,185   $ 19,181,395
 Cash and cash equivalents                                              266,521        111,730
 Cash held in escrow                                                  2,506,915        604,199
 Deferred costs, net of accumulated amortization of $587,508 and
   $693,016, respectively                                               588,413        262,913
 Other assets                                                           334,917      2,196,531
                                                                   ------------   ------------
Total assets                                                       $ 19,413,951   $ 22,356,768
                                                                   ============   ============

Liabilities
 Mortgage notes payable                                            $ 20,576,873   $ 19,331,973
 Accounts payable and other                                           1,728,812      1,746,870
 Accrued interest payable                                                36,849         46,877
 Due to local general partners and affiliates                           618,245      7,636,799
 Due to general partners and affiliates                                  78,158              0
 Minority interest                                                       98,077           (156)
                                                                   ------------   ------------
Total liabilities                                                  $ 23,137,014   $ 28,762,363
                                                                   ============   ============

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2006, Upper Fifth, Penn Alto and Bayamon, which were sold during the year, and Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated statements of operations. For the year ended March 31, 2005, Property Development and Alexis Park, which were sold during the year, and Upper Fifth, Penn Alto, Bayamon, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby, in order to present comparable results to the year ended March

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


31, 2006, were classified as discontinued operations on the consolidated statements of operations. For the year ended March 31, 2004, Polynesian and Seagrape, which were sold during the year, and Property Development, Alexis Park, Upper Fifth, Penn Alto, Bayamon, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing, Willoughby, in order to present comparable results to the year ended March 31, 2006, were classified as discontinued operations on the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:
--------------------------------------------------

                                                                                     Year Ended March 31,
                                                                         --------------------------------------------
                                                                             2006            2005*           2004*
                                                                         ------------    ------------    ------------
Revenues

Rental income                                                            $  7,505,376    $ 11,455,864    $ 12,372,885
Other (Note 2)                                                                139,939         988,095         285,840
(Loss) gain on sale of properties (Note 10)                                  (220,122)        933,805        (546,734)
                                                                         ------------    ------------    ------------
Total revenue                                                               7,425,193      13,377,764      12,111,991
                                                                         ------------    ------------    ------------

Expenses

General and administrative                                                  1,346,109       2,183,259       2,180,963
General and administrative-related parties (Note 8)                           253,039         351,141         356,194
Repairs and maintenance                                                     1,680,217       2,960,821       3,219,314
Operating and other                                                         1,113,072       1,486,545       1,469,272
Real estate taxes                                                             182,814         398,617         479,234
Insurance                                                                     508,433         941,965         993,276
Financial, primarily interest                                               1,458,095       2,518,683       2,963,775
Depreciation and amortization                                               1,431,773       3,137,006       3,732,165
Loss on impairment of fixed assets                                            850,000               0               0
                                                                         ------------    ------------    ------------

Total expenses                                                              8,823,552      13,978,037      15,394,193
                                                                         ------------    ------------    ------------

Loss before minority interest                                              (1,398,359)       (600,273)     (3,282,202)

Minority interest in loss of subsidiaries from discontinued operations     10,882,437         541,260       1,185,548
                                                                         ------------    ------------    ------------

   Total income (loss) from  discontinued operations (including gain
    (loss) on sale of properties and minority interest)                  $  9,484,078    $    (59,013)   $ (2,096,654)
                                                                         ============    ============    ============

Income (loss) - limited partners from discontinued operations
   (including gain (loss) on sale of properties and minority
   interest)                                                             $  9,389,237    $    (58,423)   $ (2,075,687)
                                                                         ============    ============    ============

Number of BACs outstanding                                                  115,917.5       115,917.5       115,917.5
                                                                         ============    ============    ============

Income (loss) discontinued operations (including gain (loss) on
   sale of properties and minority interest) per BAC                     $      81.00    $      (0.50)   $     (17.91)
                                                                         ============    ============    ============

* Reclassified for comparative purposes

                                                                                     Years Ended March 31,
                                                                         --------------------------------------------
                                                                             2006            2005            2004
                                                                         ------------    ------------    ------------
 Cash flows from discontinued operations
 Net cash (used in) provided by operating activities                     $ (9,639,808)   $  2,021,501    $  1,257,724
 Net cash provided by investing activities                               $  4,356,825    $    581,642    $  6,606,141
 Net cash used in financing activities                                   $ (1,523,176)   $ (1,984,388)   $ (7,668,342)


NOTE 14 - Subsequent Events

On June 5, 2006, the property and the related assets and liabilities of Willoughby were sold to an unaffiliated third party purchaser for $4,800,000, resulting in a gain of approximately $2,153,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Willoughby. Willoughby is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On May 1, 2006, the property and related assets and liabilities of Grand Concourse were sold to an unaffiliated third party purchaser for $4,937,500,

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


resulting in a gain of approximately $810,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Grand Concourse. Grand Concourse is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists were sold to an unaffiliated third party purchaser for $1,797,500, resulting in a gain of approximately $417,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Concourse Artists. Concourse Artists is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On May 1, 2006, the property and the related assets and liabilities of Robin Housing were sold to an unaffiliated third party purchaser for $7,265,000, resulting in a gain of approximately $1,416,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Robin Housing. Robin Housing is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On April 24, 2006, Spring Creek Associates II, L.P. ("Spring Creek") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $16,950,000. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,225,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during the fourth quarter of 2006. No assurance can be given that the sale will actually occur. As of December 31, 2005, Spring Creek had property and equipment, at cost, of approximately $41,316,000 and accumulated depreciation of approximately $21,016,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of the Related General Partner, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital LLC ("CharterMac Capital"), which controls the General Partners, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Credit Properties II Inc. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as Director of Related Credit Properties II Inc. effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of Related Credit Properties II, Inc. and Executive Vice President of the Liberty General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of Related Credit Properties II, Inc. and Executive Vice President of the Liberty General Partner.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., is set forth below.

Related Credit Properties II, Inc.
---------------------------------

Name                                                   Position
----                                                   --------

Alan P. Hirmes                                         Director and President

Marc D. Schnitzer                                      Senior Vice President

Glenn F. Hopps                                         Treasurer


ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac Capital and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March of 2006, Mr. Schnitzer was appointed Chief Executive Officer of CharterMac Capital. Mr. Schnitzer also serves on the Board of Trustees of CharterMac Capital.

GLENN F. HOPPS, 43, joined CharterMac Capital in December 1990, and prior to that date, was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science degree in Accounting.

Liberty GP II Inc.
------------------

Name                                                   Position
----                                                   --------

Alan P. Hirmes                                         Director and President

Marc D. Schnitzer                                      Executive Vice President

Glenn F. Hopps                                         Treasurer

Biographical information with respect to Messrs. Hirmes, Schnitzer and Hopps is set forth above.

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

Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. Such arrangements include, but are not limited to, the payment of an accountable operating expense reimbursement, an annual partnership management fee not to exceed 0.5% of invested assets and subordinated disposition fees. In addition, the General Partners are entitled to 1% of all cash distributions and Housing Tax Credit allocations and a subordinated 15% interest in net sales or refinancing proceeds. Also see Note 8 in Item 8 for a presentation of the types and amounts of compensation paid to the General Partners and their affiliates, which is incorporated by reference thereto.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% percent of the Limited Partnership Interests and/or the BACs, and none of the General Partners nor any director or executive officer of the Liberty General Partner or of the general partner of the Related General Partner owns any Limited Partnership Interests or BACs, except as noted in the chart below.


                                    Name and Address of                       Amount and Nature of         Percentage
     Title of Class                 Beneficial Ownership                      Beneficial Ownership          of Class
--------------------------    ----------------------------------           ---------------------------    -------------
General Partnership            Related Credit Properties II L.P.           $500 capital contribution -         49%
Interest in the Partnership    625 Madison Avenue                          directly owned
                               New York, NY 10022


General Partnership            Liberty GP II, Inc.                         $500 capital contribution -         49%
Interest in the Partnership    625 Madison Avenue                          directly owned
                               New York, NY  10022


General Partnership            Liberty Associates II L.P.                  $1,000 capital contribution -        2%
Interest in the Partnership    625 Madison Avenue                          directly owned
                               New York, NY 10022


BACs                           Everest Housing Investors 2, LLC            6,328.75                           5.5%
                               199 S. Robles Avenue, Suite 200
                               Pasadena, CA  91101


BACs                           Lehigh Tax Credit Partners, Inc.            2,239 (1)                          1.9%
                               625 Madison Avenue
                               New York, NY 10022


BACs                           Alan P. Hirmes                              2,239 (1)(2)                       1.9%
                               625 Madison Avenue
                               New York, NY 10022


BACs                           Stuart J. Boesky                            2,239 (1)(2)                       1.9%
                               625 Madison Avenue
                               New York, NY 10022


BACs                           Marc D. Schnitzer                           0                                    0%
                               625 Madison Avenue
                               New York, NY 10022


BACs                           Glenn F. Hopps                              0                                    0%
                               625 Madison Avenue
                               New York, NY 10022



BACs                           Teresa Wicelinski                           0                                    0%
                               625 Madison Avenue
                               New York, NY 10022


BACs                           All directors and executive officers        2,239 (1)(2)                       1.9%
                               of the general partner of the Related
                               General Partner (as a group six persons)
                               625 Madison Avenue
                               New York, NY 10022


(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of May 8, 2006, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $54,800 for both years.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $10,200 for both years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.    Exhibits and Financial Statements Schedules

                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(a) 1.      Financial Statements
            --------------------

            Report of Independent Registered Public Accounting Firm                      17

            Consolidated Balance Sheets at March 31, 2006 and 2005                       57

            Consolidated Statements of Operations for the Years Ended March 31,
              2006, 2005 and 2004                                                        58

            Consolidated  Statements of Changes in Partners'  Capital  (Deficit)
              for the Years Ended March 31, 2006, 2005 and 2004                          59

            Consolidated  Statements of Cash Flows for the Years Ended March 31,
              2006, 2005 and 2004                                                        60

            Notes to Consolidated Financial Statements                                   62

(a) 2.      Financial Statements Schedules
            ------------------------------

            Report of Independent Registered Public Accounting Firm                      89

            Schedule I - Condensed Financial Information of Registrant                   90

            Schedule III - Real Estate and Accumulated Depreciation                      93

            All other  schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.      Exhibits
            --------

(3B)        Form of  Amended and Restated  Agreement  of Limited  Partnership of
            Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II
            L.P.'s Registration Statement on Form S-11 Registration No.33-21429)

(21)        Subsidiaries of the Registrant                                               82

(31.1)      Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                   85

(32.1)      Certification   Pursuant  to Rule  13a-14(b) or Rule  15d-14(b)  and
            Section  1350 of  Title 18  of the  United  States  Code (18  U.S.C.
            1350)                                                                        86

(99.1)      Press  Release  dated  October 6, 2005  regarding unsolicited tender
            offer                                                                        87


                                                                                                   Jurisdiction
Subsidiaries of the Registrant (Exhibit 21)                                                       of Organization
------------------------------                                                                    ---------------
Metropolitan Towers Associates, L.P.                                                                    PR
Westminster Place II - Olive Site, L.P.                                                                 MO
Whittier Plaza Associates Limited Partnership                                                           MO
United-Glen Arden I Limited Partnership                                                                 MD
United-Glen Arden II Limited Partnership                                                                MD
Rolling Green Limited Partnership                                                                       IL
Santa Juanita II Limited Partnership                                                                    NY
Spring Creek Associates, L.P. (a Delaware Limited Partnership)                                          DE
East Two Thirty-Five Associates L.P. (a Delaware Limited Partnership) (14th Street)                     DE
West 107th Street Associates, L.P. (a Delaware Limited Partnership)                                     DE
General Atlantic Second Avenue Associates,  L.P. (a Delaware Limited Partnership) (96th Street)         NY
Church Lane Associates                                                                                  PA
Robin Housing Associates (a Limited Partnership)                                                        NY
Concourse Artists Housing Associates (a Limited Partnership)                                            NY
2051 Grand Concourse Housing Associates (a Limited Partnership)                                         NY
Willoughby-Wyckoff Housing Associates (a Limited Partnership)                                           NY
Goodfellow Place Limited Partnership                                                                    MO
Williamsburg Residential, L.P.                                                                          KS
Victory Apartments                                                                                      IL


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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                               By: RELATED CREDIT PROPERTIES II L.P.,
                                   a General Partner

                                   By: Related Credit Properties II Inc.,
                                       its general partner

Date: June 26, 2006
      -------------                    By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                   and

                               By: LIBERTY GP II, INC.,
                                   a General Partner

Date: June 26, 2006
      -------------                By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       President

                                   and

                               By: LIBERTY ASSOCIATES II, L.P.,
                                   a General Partner

                                   By: Related Credit Properties II, Inc.,
                                       a General Partner

Date: June 26, 2006
      -------------                    By: /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President

                                   By: Liberty GP II, Inc.,
                                       a General Partner


                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                                         Title                                         Date
-----------------------    ------------------------------------------------------------------    --------------
                           President, Chief Executive Officer (Principal Executive and
                           Financial Officer) and Director of Related Credit Properties II
                           Inc., (general partner of each of Related Credit Properties II L.P.
/s/ Alan P. Hirmes         and Liberty Associates II, L.P., General Partners of Registrant)
------------------         and Liberty GP II, Inc. (general partner of Liberty Associates II,
Alan P. Hirmes             L.P, a General Partner of Registrant)                                 June 26, 2006
                                                                                                 -------------

                           Treasurer (Principal Accounting Officer) of Related Credit
                           Properties II Inc., (general partner of each of Related Credit
/s/ Glenn F. Hopps         Properties II L.P. and Liberty Associates II, L.P., General
------------------         Partners of Registrant) and Liberty GP II, Inc. (general partner
Glenn F. Hopps             of Liberty Associates II, L.P., a General Partner of Registrant)      June 26, 2006
                                                                                                 -------------


                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc. (the general partner of each of Related Credit Properties II, L.P. and Liberty Associates, II, L.P., General Partners of Liberty Tax Credit Plus II, L.P. (the "Partnership")) and Liberty GP II, Inc. (general partner of Liberty Associates, II L.P. and the Partnership), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partners:

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


         Date: June 26, 2006
               -------------
                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc. (the general partner of each of Related Credit Properties II, L.P. and Liberty Associates, II, L.P., General Partners of Liberty Tax Credit Plus II, L.P. (the "Partnership")) and Liberty GP II, Inc. (general partner of Liberty Associates, II L.P. and the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 26, 2006

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


                                      # # #

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 16, 2006 on page 17, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004 and 2003 Fiscal Years and
Schedule III at March 31, 2006. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The three subsidiary partnerships' net losses aggregated $486,815 (Fiscal 2005), $313,659 (Fiscal 2004) and $142,603 (Fiscal 2003) and their assets aggregated $8,273,212 and $8,915,703 at March 31, 2006 and 2005, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 16, 2006

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                              March 31,
                                                      -------------------------
                                                         2006           2005
                                                      -----------   -----------
Cash and cash equivalents                             $   214,814   $   692,943
Investment and advances in subsidiary partnerships     32,861,278    35,448,649
Other assets                                              549,390       549,390
                                                      -----------   -----------

Total assets                                          $33,625,482   $36,690,982
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                 $15,021,679   $17,159,839
Other liabilities                                         414,346        57,994
                                                      -----------   -----------

Total liabilities                                      15,436,025    17,217,833
                                                      -----------   -----------

Partners' equity                                       18,189,457    19,473,149
                                                      -----------   -----------

Total liabilities and partners' equity                $33,625,482   $36,690,982
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  Year Ended March 31,
                                                       -----------------------------------------
                                                           2006           2005           2004
                                                       -----------    -----------    -----------
Revenues
Other                                                  $    58,157    $    47,011    $    39,042
                                                       -----------    -----------    -----------

Expenses
Administrative and management                              323,310        132,309        196,497

Administrative and management-related parties            1,632,249      1,567,809      1,625,477
                                                       -----------    -----------    -----------


Total expenses                                           1,955,559      1,700,118      1,821,974
                                                       -----------    -----------    -----------

Loss from operations                                    (1,897,402)    (1,653,107)    (1,782,932)
                                                       -----------    -----------    -----------

Gain on sale of investment in subsidiary partnership     2,789,968        958,609              0

Equity in loss of subsidiary partnerships (*)           (2,176,258)    (1,325,138)    (2,684,011)
                                                       -----------    -----------    -----------


Net loss                                               $(1,283,692)   $(2,019,636)   $(4,466,943)
                                                       ===========    ===========    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(355,152), $(2,487) and $(162,783) for the years ended March 31, 2006, 2005, and 2004, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Year Ended March 31,
                                                             -----------------------------------------
                                                                2006            2005           2004
                                                             -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                     $(1,283,692)   $(2,019,636)   $(4,466,943)
                                                             -----------    -----------    -----------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Gain on sale of investment in subsidiary partnership          (2,789,968)      (958,609)             0

Equity in loss of subsidiary partnerships                      2,176,258      1,325,138      2,684,011

Increase in assets

Other assets                                                           0         59,020        (38,212)

Increase (decrease) in liabilities

Due to general partners and affiliates                        (2,138,160)     1,860,485      1,962,370
Other liabilities                                                378,163         (7,226)          (936)
                                                             -----------    -----------    -----------

Total adjustment                                              (2,373,707)     2,278,808      4,607,233
                                                             -----------    -----------    -----------

Net cash (used in) provided by operating activities           (3,657,399)       259,172        140,290
                                                             -----------    -----------    -----------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership     3,100,000        600,000              0
Distributions from subsidiaries                                  246,082          3,904         42,386
Advances and investments in subsidiary partnerships             (166,812)      (176,672)      (185,783)
                                                             -----------    -----------    -----------

Net cash provided by (used in) investing activities            3,179,270        427,232       (143,397)
                                                             -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents            (478,129)       686,404         (3,107)

Cash and cash equivalents, beginning of year                     692,943          6,539          9,646
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year                       $   214,814    $   692,943    $     6,539
                                                             ===========    ===========    ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006


                                                                                    Initial Cost to Partnership
                                                                                   -----------------------------   Cost Capitalized
                                                                                                                    Subsequent to
                                                                                                                     Acquisition
                                                                                                   Buildings and     Improvements
                          Description                             Encumbrances         Land         Improvements     (Disposals)
-------------------------------------------------------------     ------------     ------------    -------------   ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                             $          0     $    386,180     $  4,195,068     $ (4,581,248)
Seagrape Village Associates, LTD
 Homestead, FL (d)(g)                                                        0        1,270,000        6,123,373       (7,393,373)
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR                                                     5,132,779          322,000        2,434,303        6,108,997
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                                       4,052,381          928,979        5,382,740           22,318
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                                0          624,858        7,228,721       (7,853,579)
Whittier Plaza Associates, L.P.
 St. Louis, MO                                                       1,600,098           26,920        2,015,030         (381,375)
United-Glen Arden I L.P.
 Glen Arden, MO                                                     11,649,459        1,770,000        6,577,720       13,787,739
United-Glen Arden II L.P.
 Glen Arden, MO                                                      8,880,638        1,190,000        4,837,436        9,646,307
Rolling Green L.P.
 Chicago, IL (g)(h)(k)                                               5,518,717          466,683        4,533,670        4,187,259
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                                  1,500,045          115,000        2,085,485        1,874,425
Spring Creek Associates, L.P.
 Brooklyn, NY                                                                0        3,343,549       16,216,700       16,583,552
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY                                                                0          950,000        2,542,604         (527,787)
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)                                                       1,408,843            5,750        2,246,560           85,343
2051 Grand Concourse Housing Associates
 Bronx, NY (k)                                                       3,239,002           31,500        5,221,117           71,608
Robin Housing Associates
 Bronx, NY (k)                                                       4,894,705           26,750        8,186,055           78,133
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)                                                       4,015,561           17,000        6,126,088          100,448
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                                       0          159,861       21,096,862      (21,256,723)
West 107th Street Associates, L.P.
 Bronx, NY                                                                   0          305,813        3,850,928          132,299
General Atlantic Second Avenue Associates, L.P. (96th Street)
 Bronx, NY                                                                   0          246,495        2,689,395          167,710
Church Lane Associates
 Germantown, PA                                                      1,663,848           20,000        4,009,983           17,476
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                                           0          450,000        6,792,005       (7,242,005)
Goodfellow Place L.P.
 St. Louis, MO                                                       1,870,904          160,000        4,581,787       (3,493,692)
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                                          0           60,000        2,731,082       (2,791,082)


                                                                  Gross Amount at which Carried at Close of Period
                                                                  ------------------------------------------------


                                                                                   Buildings and
                          Description                                  Land         Improvements         Total
-------------------------------------------------------------      ------------    -------------     ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                              $          0     $          0     $          0
Seagrape Village Associates, LTD
 Homestead, FL (d)(g)                                                         0                0                0
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR                                                        327,292        8,538,008        8,865,300
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                                          916,669        5,417,368        6,334,037
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                                 0                0                0
Whittier Plaza Associates, L.P.
 St. Louis, MO                                                           32,261        1,628,314        1,660,575
United-Glen Arden I L.P.
 Glen Arden, MO                                                       1,775,293       20,360,166       22,135,459
United-Glen Arden II L.P.
 Glen Arden, MO                                                       1,195,293       14,478,450       15,673,743
Rolling Green L.P.
 Chicago, IL (g)(h)(k)                                                  471,975        8,715,637        9,187,612
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                                     115,000        3,959,910        4,074,910
Spring Creek Associates, L.P.
 Brooklyn, NY                                                         2,595,782       33,548,019       36,143,801
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY                                                           462,662        2,502,155        2,964,817
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)                                                           11,042        2,326,611        2,337,653
2051 Grand Concourse Housing Associates
 Bronx, NY (k)                                                           36,792        5,287,433        5,324,225
Robin Housing Associates
 Bronx, NY (k)                                                           32,042        8,258,896        8,290,938
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)                                                           22,292        6,221,244        6,243,536
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                                        0                0                0
West 107th Street Associates, L.P.
 Bronx, NY                                                              312,715        3,976,325        4,289,040
General Atlantic Second Avenue Associates, L.P. (96th Street)
 Bronx, NY                                                              253,397        2,850,203        3,103,600
Church Lane Associates
 Germantown, PA                                                          26,902        4,020,557        4,047,459
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                                            0                0                0
Goodfellow Place L.P.
 St. Louis, MO                                                           41,102        1,206,993        1,248,095
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                                           0                0                0



                                                                                                                     Life on which
                                                                                                                    Depreciation in
                                                                                    Years of                         Latest Income
                                                                 Accumulated      Construction/        Date          Statements is
                          Description                            Depreciation      Renovation        Acquired       Computed (a)(b)
-------------------------------------------------------------    ------------     ------------     -------------   -----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                            $          0         1988           July 1988            27.5 years
Seagrape Village Associates, LTD
 Homestead, FL (d)(g)                                                       0         1988           July 1988            27.5 years
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR                                                    3,438,744         1987           Dec. 1988              40 years
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                                      2,547,909         1988           Oct. 1988         20 - 40 years
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                               0         1988           Dec. 1988              40 years
Whittier Plaza Associates, L.P.
 St. Louis, MO                                                        853,913         1987           Dec. 1988         20 - 40 years
United-Glen Arden I L.P.
 Glen Arden, MO                                                    13,391,359         1988           Dec. 1988          8 - 25 years
United-Glen Arden II L.P.
 Glen Arden, MO                                                     9,509,966         1988           Dec. 1988         15 - 25 years
Rolling Green L.P.
 Chicago, IL (g)(h)(k)                                              3,987,332         1988           Dec. 1988          7 - 39 years
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                                 2,231,958         1988           Dec. 1988            27.5 years
Spring Creek Associates, L.P.
 Brooklyn, NY                                                      21,045,961         1987           Dec. 1988       15 - 27.5 years
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY                                                       1,541,047         1988           Dec. 1988     27.5 - 31.5 years
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)                                                      1,414,305         1988           Nov. 1988            27.5 years
2051 Grand Concourse Housing Associates
 Bronx, NY (k)                                                      3,233,634         1988           Nov. 1988            27.5 years
Robin Housing Associates
 Bronx, NY (k)                                                      5,043,893         1988           Nov. 1988            27.5 years
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)                                                      3,830,566         1988           Nov. 1988            27.5 years
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                                      0         1987           Jan. 1989              40 years
West 107th Street Associates, L.P.
 Bronx, NY                                                          2,415,980         1987           Jan. 1989     27.5 - 31.5 years
General Atlantic Second Avenue Associates, L.P. (96th Street)
 Bronx, NY                                                          1,738,131         1988           Jan. 1989     27.5 - 31.5 years
Church Lane Associates
 Germantown, PA                                                     2,506,765         1988           Feb. 1989       15 - 27.5 years
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                                          0         1988            May 1989            27.5 years
Goodfellow Place L.P.
 St. Louis, MO                                                        511,324         1988            May 1989         10 - 40 years
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                                         0         1989           June 1989       27.5 - 40 years


                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                                                    Initial Cost to Partnership
                                                                                   -----------------------------   Cost Capitalized
                                                                                                                    Subsequent to
                                                                                                                     Acquisition
                                                                                                   Buildings and     Improvements
                          Description                             Encumbrances         Land         Improvements     (Disposals)
----------------------------------------------------------------  ------------     ------------    -------------   ----------------
 Gramco Development Limited Dividend Partnership, L.P. (Bayamon)
  Bayamon, PR (j)(k)                                                         0        1,322,887        7,609,024       (8,931,911)
 Alexis Park Apartments
  Bossier City, LA (f)(g)(h)(k)                                              0          640,000        7,297,925       (7,937,925)
 Williamsburg Residential
  Wichita, KS                                                        1,865,740          136,974          831,584        1,878,957
 Victory Apartments
  Chicago, IL                                                        6,365,051          161,500        4,929,133        5,404,198
 Less Discontinued operations                                      (20,576,873)      (5,576,469)     (91,473,035)      61,590,629
                                                                  ------------     ------------     ------------     ------------
                                                                  $ 43,080,898     $  9,562,230     $ 60,899,343     $ 49,346,698
                                                                  ============     ============     ============     ============


                                                                  Gross Amount at which Carried at Close of Period
                                                                  ------------------------------------------------


                                                                                   Buildings and
                          Description                                  Land         Improvements         Total
----------------------------------------------------------------   ------------    -------------     ------------
 Gramco Development Limited Dividend Partnership, L.P. (Bayamon)
  Bayamon, PR (j)(k)                                                          0                0                0
 Alexis Park Apartments
  Bossier City, LA (f)(g)(h)(k)                                               0                0                0
 Williamsburg Residential
  Wichita, KS                                                           673,429        2,174,086        2,847,515
 Victory Apartments
  Chicago, IL                                                           168,402       10,326,429       10,494,831
 Less Discontinued operations                                          (689,144)     (34,769,731)     (35,458,875)
                                                                   ------------     ------------     ------------
                                                                   $  8,781,198     $111,027,073     $119,808,271
                                                                   ============     ============     ============



                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                                                     Years of                         Latest Income
                                                                  Accumulated      Construction/        Date          Statements is
                          Description                             Depreciation      Renovation        Acquired       Computed (a)(b)
----------------------------------------------------------------  ------------     ------------     -------------    ---------------
 Gramco Development Limited Dividend Partnership, L.P. (Bayamon)
  Bayamon, PR (j)(k)                                                         0         1989          July 1989           25 years
 Alexis Park Apartments
  Bossier City, LA (f)(g)(h)(k)                                              0         1986          July 1989         27.5 years
 Williamsburg Residential
  Wichita, KS                                                        1,181,218         1989          Aug. 1989           40 years
 Victory Apartments
  Chicago, IL                                                        4,135,886         1988          Sept. 1989          40 years
 Less Discontinued operations                                      (19,741,687)
                                                                  ------------
                                                                  $ 64,818,204
                                                                  ============


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2002 and included in discontinued operations.
(d) The property and the related assets and liabilities of these Local Partnerships were sold during the fiscal year ended March 31, 2004.
(e) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2005.
(f) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2005.
(g) These properties are included in discontinued operations for the fiscal year ended March 31, 2004.
(h) These properties are included in discontinued operations for the fiscal year ended March 31, 2005.
(i) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2006.
(j) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2006.
(k) These properties are included in discontinued operations for the fiscal year ended March 31, 2006.


                                                      Cost of Property and Equipment
                                             ------------------------------------------------
                                                           Years Ended March 31,
                                             ------------------------------------------------
                                                 2006              2005              2004
                                             ------------      ------------      ------------
Balance at beginning of period               $170,994,320      $223,268,058      $235,227,902
Additions during period:
Improvements                                    1,140,093         1,278,534           933,142
Depreciation expense
Deductions during period:
Discontinued operations and dispositions      (52,326,142)      (53,552,272)      (12,892,986)
                                             ------------      ------------      ------------
Balance at close of period                   $119,808,271      $170,994,320      $223,268,058
                                             ============      ============      ============



                                                         Accumulated Depreciation
                                             ------------------------------------------------
                                                           Years Ended March 31,
                                             ------------------------------------------------
                                                 2006              2005              2004
                                             ------------      ------------      ------------
Balance at beginning of period               $ 86,387,053      $102,005,231      $ 99,213,488
Additions during period:
Improvements
Depreciation expense                            5,506,302         7,071,790         7,433,688
Deductions during period:
Discontinued operations and dispositions      (27,075,151)      (22,689,968)       (4,641,945)
                                             ------------      ------------      ------------
Balance at close of period                   $ 64,818,204      $ 86,387,053      $102,005,231
                                             ============      ============      ============


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