Form 10-Q
period 2006-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2006-08-07
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                   June 30,        March 31,
                                                                     2006            2006
                                                                 ------------    ------------
                                                                 (Unaudited)      (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated
     depreciation of $44,467,173 and $64,818,204, respectively   $ 38,330,279    $ 54,990,067
   Cash and cash equivalents                                          658,400       1,317,529
   Cash held in escrow                                              2,905,385       5,379,413
   Deferred costs, net of accumulated amortization of
     $543,425 and $533,515, respectively                            1,500,297       1,514,771
   Other assets                                                       789,536       1,841,111
                                                                 ------------    ------------

Total operating assets                                             44,183,897      65,042,891
                                                                 ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $38,746,072 and $19,741,689, respectively     28,572,471      15,717,185
  Net assets held for sale                                          7,824,748       3,696,766
                                                                 ------------    ------------
Total assets from discontinued operations                          36,397,219      19,413,951
                                                                 ------------    ------------
Total assets                                                     $ 80,581,116    $ 84,456,842
                                                                 ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                         $ 42,948,559    $ 43,080,898
  Accounts payable and other liabilities                            2,416,366       3,212,976
  Accrued interest payable                                          1,808,376       1,793,739
  Security deposits payable                                           319,041         677,709
  Due to local general partners and affiliates                      4,336,636       5,940,262
  Due to general partners and affiliates                           15,558,180      14,760,044
  Due to selling partners                                           1,298,310       1,296,435
                                                                 ------------    ------------

Total operating liabilities                                        68,685,468      70,762,063
                                                                 ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                   18,231,799      20,576,873
  Net liabilities held for sale (including minority interest)       3,852,196       2,560,141
                                                                 ------------    ------------
Total liabilities from discontinued operations                     22,083,995      23,137,014
                                                                 ------------    ------------

Total liabilities                                                  90,769,463      93,899,077
                                                                 ------------    ------------

Minority interests                                                     84,009      (2,573,125)
                                                                 ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)         (9,176,074)     (5,806,860)
  General partners                                                 (1,096,282)     (1,062,250)
                                                                 ------------    ------------

Total partners' deficit                                           (10,272,356)     (6,869,110)
                                                                 ------------    ------------

Total liabilities and partners' deficit                          $ 80,581,116    $ 84,456,842
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                                2006           2005*
                                                                            -----------    -----------
Operations:
Revenues
Rental income                                                               $ 2,460,402    $ 2,460,859
Other                                                                           124,483         39,990
                                                                            -----------    -----------

Total revenues                                                                2,584,885      2,500,849
                                                                            -----------    -----------

Expenses
General and administrative                                                      491,317        573,380
General and administrative - related parties (Note 2)                           474,078        458,242
Repairs and maintenance                                                         875,399        662,320
Operating                                                                       321,511        310,384
Taxes                                                                           167,192        161,333
Insurance                                                                       126,600        139,900
Financial                                                                       636,133        671,402
Depreciation and amortization                                                   707,920        693,533
Provision for impairment of property and equipment                              880,000              0
                                                                            -----------    -----------

Total expenses from operations                                                4,680,150      3,670,494
                                                                            -----------    -----------

Loss from operations before minority interest                                (2,095,265)    (1,169,645)

Minority interest in loss of subsidiaries from operations                         1,016          1,049
                                                                            -----------    -----------

Loss from operations                                                        $(2,094,249)   $(1,168,596)

Discontinued operations:
Loss from discontinued operations (including minority interest) (Note5)      (1,308,997)      (362,846)
                                                                            -----------    -----------
Net loss                                                                    $(3,403,246)   $(1,531,442)
                                                                            ===========    ===========

Loss from operations - limited partners                                     $(2,073,307)   $(1,156,910)
Loss from discontinued operations (including minority interest) - limited
   partners                                                                  (1,295,907)      (359,218)
                                                                            -----------    -----------
Net loss - limited partners                                                 $(3,369,214)   $(1,516,128)
                                                                            ===========    ===========


Number of BACs outstanding                                                    115,917.5      115,917.5
                                                                            ===========    ===========

Loss from operations per BAC                                                $    (17.89)   $     (9.98)
Loss from discontinued operations (including minority interest) per BAC          (11.18)         (3.10)
                                                                            -----------    -----------

Net loss per BAC                                                            $    (29.07)   $    (13.08)
                                                                            ===========    ===========

*  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit

                                                      Limited          General
                                        Total         Partners         Partner
                                    ------------    ------------    ------------
Partners' deficit - April 1, 2006   $ (6,869,110)   $ (5,806,860)   $ (1,062,250)

Net loss                              (3,403,246)     (3,369,214)        (34,032)
                                    ------------    ------------    ------------

Partners' deficit - June 30, 2006   $(10,272,356)   $ (9,176,074)   $ (1,096,282)
                                    ============    ============    ============


           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               2006           2005*
                                                                           -----------    -----------
Net loss                                                                   $(3,403,246)   $(1,531,442)
                                                                           -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

 Depreciation and amortization                                               1,032,610      1,432,437
 Loss on sale of properties                                                     42,934              0
 Loss on impairment of property and equipment                                  880,000              0
 Minority interest in income (loss) of subsidiaries                            790,553         (3,894)
 Decrease (increase) in cash held in escrow                                    378,108       (153,738)
 (Increase) decrease in other assets                                          (193,208)        79,627
 Increase in due from general partners and affiliates                       (1,034,096)             0
 Increase (decrease) in accounts payable and other liabilities               1,382,427       (309,013)
 Increase in accrued interest payable                                           27,827         49,767
 (Decrease) increase in security deposits payable                              (15,995)        35,379
 Increase in due to local general partners and affiliates                      118,273        171,042
 Decrease in due to local general partners and affiliates                     (527,532)       (74,665)
 Increase (decrease) in due to general partners and affiliates                 798,136        (28,626)
                                                                           -----------    -----------

 Total adjustments                                                           3,680,037      1,198,316
                                                                           -----------    -----------

Net cash provided by (used in) operating activities                            276,791       (333,126)
                                                                           -----------    -----------

Cash flows from investing activities:

 Proceeds from sale of properties                                              375,000              0
 Decrease in cash held in escrow                                                30,122         42,582
 Improvements to property and equipment                                        (15,458)       (14,808)
                                                                           -----------    -----------

Net cash provided by investing activities                                      389,664         27,774
                                                                           -----------    -----------

Cash flows from financing activities:

 Repayments of mortgage notes                                               (1,134,020)      (345,470)
 Increase in due to selling partner                                              1,875          1,875
                                                                           -----------    -----------

 Net cash used in financing activities                                      (1,132,145)      (343,595)
                                                                           -----------    -----------

 Net decrease in cash and cash equivalents                                    (465,690)      (648,947)

 Cash and cash equivalents at beginning of period                            1,584,050      3,054,589
                                                                           -----------    -----------

 Cash and cash equivalents at end of period**                              $ 1,118,360    $ 2,405,642
                                                                           ===========    ===========

Summarized below are the components of the loss on sale of properties:

 Decrease in property and equipment, net of accumulated depreciation       $ 1,929,708    $         0
 Decrease in deferred costs                                                     98,622              0
 Decrease in other assets                                                       76,450              0
 Decrease in cash held in escrow                                               227,179              0
 Decrease in accounts payable and other liabilities                           (147,956)             0
 Decrease in accrued interest                                                   (3,628)             0
 Decrease in security deposits payable                                         (11,146)             0
 Decrease in mortgage notes payable                                         (1,343,393)             0
 Increase in due to local general partners and their affiliates                473,177              0
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                          (881,079)             0


*  Reclassified for comparative purposes.
** Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $459,960 and $266,521.

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 30, 2006 and 2005 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 19 and 22 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. Through June 30, 2006, the Partnership had disposed of thirteen of its twenty-seven original investments (see Note 3). Subsequently, on July 6, 2006, the Partnership disposed of its fourteenth investment (see Note 7).

For financial reporting purposes, the Partnership's fiscal quarter ends on June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. All subsidiary partnerships have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increase (decrease) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated $1,040,000 and $332,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006 and March 31, 2006, the results of operations and its cash flows for the three months ended June 30, 2006 and 2005. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest, as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The costs incurred to related parties from operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                                  Three Months Ended
                                                                       June 30,
                                                                 -------------------
                                                                   2006       2005*
                                                                 --------   --------
Partnership management fees (a)                                  $283,750   $324,500
Expense reimbursement (b)                                          54,597     74,008
Property management fees incurred to affiliates of the General
  Partners (c)                                                      8,808      4,928
Local administrative fee (d)                                        5,625      5,000
                                                                 --------   --------
Total general and administrative-General Partners                 352,780    408,436

Property management fees incurred to affiliates of the Local
  General Partners (c)                                            121,298     49,806
                                                                 --------   --------
Total general and administrative-related parties                 $474,078   $458,242
                                                                 ========   ========

*  Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                         -------------------
                                                           2006       2005*
                                                         --------   --------
Property management fees incurred to affiliates of the
  General Partners (c)                                   $105,788   $103,067
Local administrative fee (d)                                1,625      6,000
                                                         --------   --------

Total general and administrative-General Partners         107,413    109,067

Property management fees incurred to affiliates of the
  Local General Partners (c)                               36,914     76,559
                                                         --------   --------

Total general and administrative-related parties         $144,327   $185,626
                                                         ========   ========

*  Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,686,000 and $14,970,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $331,253 and $381,969 for three months ended June 30, 2006 and 2005, respectively. Of these fees $272,808 and $234,360, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $114,596 and $107,995, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $142,702 and $179,626, respectively, which were incurred to affiliates of the Local General Partners of properties (of which $107,413 and $109,067, respectively, were also incurred to affiliates of the General Partners) classified as discontinued operations.

(d) Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.



Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 30, 2006, the property and the related assets and liabilities of nine Local Partnerships and the limited partnership interest in four Local Partnerships were sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on July 6, 2006, the Partnership disposed of its fourteenth investment (see Note
7).

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The Partnership received $7,836 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,792,000. The sale resulted in a gain of approximately $2,161,000 resulting from the write-off of the deficit basis in the property of approximately $2,161,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Willoughby.

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $161,768 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,699,000. Subsequently, on July 14, 2006, the Partnership received an

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


additional distribution of $76,377 from this sale. The sale resulted in a gain of approximately $879,000 resulting from the write-off of the deficit basis in the property of approximately $879,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Grand Concourse.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $66,252 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,731,000. The sale resulted in a gain of approximately $411,000 resulting from the write-off of the deficit basis in the property of approximately $411,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing ") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $436,507 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $6,828,000. The sale resulted in a gain of approximately $1,393,000 resulting from the write-off of the deficit basis in the property of approximately $1,393,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Robin Housing.

On January 17, 2006, the Partnership's remaining limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner's conversion of the property to condominium ownership. The Partnership received proceeds of $375,000 from this sale. Because Santa Juanita was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $881,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $1,256,000 and the $375,000 cash received from the sale. The sale resulted in the liquidation of Santa Juanita.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a sales price of $10. Because Upper Fifth was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $5,353,000, which was recognized in the Partnership's Form 10-Q for the quarter ended September 30, 2005. Such contribution flowed through minority interest as a result of the write-off of the deficit basis in the property of approximately $5,353,000. The sale resulted in the liquidation of Upper Fifth.


Note 4 - Assets Held for Sale

On April 24, 2006, Spring Creek entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $16,950,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place by the end of 2006. No assurance can be given that the sale will actually occur. Spring Creek is being held as an asset held for sale as of June 30, 2006. During the quarter ended March 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000.

On September 1, 2005, the Partnership entered into an assignment and assumption agreement to sell the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") to the Local General Partner for a sales price of $400,000. The sales documents have been executed and a closing is expected to take place in August 2006. No assurance can be given that the sale will actually occur. Rolling Green is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Rolling Green had property and equipment, at cost, of approximately $9,137,000, accumulated depreciation of approximately $3,959,000 and mortgage debt of approximately $5,503,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of June 30, 2006, Santa Juanita, Rolling Green, Willoughby, Concourse Artists, Grand Concourse, Robin Housing and Spring Creek were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets of Discontinued Operations:

                                                         June 30,        March 31,
                                                           2006            2006
                                                       ------------    ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $38,746,072 and $19,741,689,
    respectively                                       $ 28,572,471    $ 15,717,185
  Cash and cash equivalents                                 459,960         266,521
  Cash held in escrow                                     4,345,534       2,506,915
  Deferred costs, net of accumulated amortization
    of $538,622 and $587,508, respectively                  481,908         588,413
  Other assets                                            1,503,250         334,917
  Due from general partners and affiliates                1,034,096               0
                                                       ------------    ------------
Total assets                                           $ 36,397,219    $ 19,413,951
                                                       ============    ============

Liabilities
  Mortgage notes payable                               $ 18,231,799    $ 20,576,873
  Accounts payable and other liabilities                  3,547,540       1,516,457
  Accrued interest payable                                   46,411          36,849
  Security deposits payable                                 543,882         212,355
  Due to general partners and affiliates                     78,158          78,158
  Due to local general partners and their affiliates      2,285,789         618,245
  Minority interest                                      (2,649,584)         98,077
                                                       ------------    ------------
Total liabilities                                      $ 22,083,995    $ 23,137,014
                                                       ============    ============


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2006, Santa Juanita, Concourse Artists, Grand Concourse, Robin Housing and Willoughby, which were sold during the three months ended June 30, 2006 , and Rolling Green and Spring Creek, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three months ended June 30, 2005, Upper Fifth, which was sold during the three months ended June 30, 2005, and Rolling Green, Santa Juanita, Penn Alto, Bayamon, Concourse Artists, Grand Concourse, Robin Housing, Willoughby and Spring Creek, in order to present comparable results to the three months ended June 30, 2006, were classified as discontinued operations on the consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                      Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     2006           2005*
                                                                  -----------    -----------
Revenues

Rental income                                                     $ 2,387,895    $ 3,568,011
Other                                                                  30,756         30,890
Loss on sale of properties (Note 3)                                   (42,934)             0
                                                                  -----------    -----------
Total revenue                                                       2,375,717      3,598,901
                                                                  -----------    -----------

Expenses

General and administrative                                            612,916        921,295
General and administrative-related parties (Note 2)                   144,327        185,626
Repairs and maintenance                                               564,278        566,233
Operating                                                             788,392        758,160
Taxes                                                                  53,396         87,022
Insurance                                                             147,484        247,039
Interest                                                              257,662        460,313
Depreciation and amortization                                         324,690        738,904
                                                                  -----------    -----------

Total expenses                                                      2,893,145      3,964,592
                                                                  -----------    -----------

Loss before minority interest                                        (517,428)      (365,691)
Minority interest in (income) loss of subsidiaries from
  discontinued operations                                            (791,569)         2,845
                                                                  -----------    -----------
Net loss from discontinued operations (including
  minority interest)                                              $(1,308,997)   $  (362,846)
                                                                  ===========    ===========

Loss - limited partners from discontinued operations
  (including minority interest)                                   $(1,295,907)   $  (359,218)
                                                                  ===========    ===========

Number of BACs outstanding                                          115,917.5      115,917.5
                                                                  ===========    ===========

Loss from discontinued operations (including minority interest)
  per BAC                                                         $    (11.18)   $     (3.10)
                                                                  ===========    ===========


*  Reclassified for comparative purposes


Cash flows from Discontinued Operations:

                                                                      Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     2006           2005
                                                                  -----------    -----------
Net cash provided by operating activities                         $ 2,136,546    $   192,105
                                                                  -----------    -----------
Net cash provided by (used in) investing activities               $   315,410    $  (418,714)
                                                                  -----------    -----------
Net cash used in financing activities                             $(1,001,681)   $    (8,229)
                                                                  -----------    -----------

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 6 - Commitments and Contingencies

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

Whittier
--------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $28,239 and $23,889 in 2005 and 2004, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $3,000 and $21,000 in the 2005 and 2004 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at June 30, 2006 and 2005 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $28,000 and $24,000 for the 2005 and 2004 Fiscal Years.

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

Willoughby
----------
The financial statements of Willoughby have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Willoughby was sold on June 5, 2006 (see Note 3).

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $65,000, and there is $211,948 due to the Partnership and $21,700 due to an affiliate of the General Partners. During 2005, the Partnership advanced Goodfellow $64,327 in the form of a long term interest free loan. The General Partners have informally indicated that the Partnership will continue to advance funds to Goodfellow in 2006, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

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

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $719,000 and $721,000 at June 30, 2006 and 2005, respectively. Williamsburg's net loss after minority interest amounted to approximately $241,000 and $283,000 for the 2005 and 2004 fiscal years, respectively. As of June 30, 2006, the Partnership has advanced Williamsburg approximately $1,542,000.

c)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that benefited from the low-income housing tax credit program ("Tax Credits"). The Partnership's entitlement to claim Tax Credits for each Property is ten years from the date of investment or, if later, the date the Property is placed into service ("Tax Credit Period"). The Local Partnerships must comply with the Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local
Partnership had expired. A portion of the Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the Compliance Period that began with the first tax year of the Tax Credit Period. The Compliance Periods began to end on January 1, 2004 and will continue through December 31, 2006 with respect to the Properties depending upon when the Tax Credit Periods commenced.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of June 30, 2006, no more than 29% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


Note 7 - Subsequent Event

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. ("14th Street") were sold to an unaffiliated third party purchaser for a sales price of $75,758. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000. The sale resulted in the liquidation of 14th Street.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. As of June 30, 2006, the properties and the related assets and liabilities of nine Local Partnerships were sold and the limited partnership interest in four Local Partnerships was sold. For a discussion of these sales, see Note 3. Subsequently, on July 6, 2006, the Partnership disposed of its fourteenth investment (see Note 7).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership annually discloses in Item 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the three months ended June 30, 2006 and 2005, cash distributions of approximately $672,000 and $245,000, respectively, were received by the Partnership from operations of the Local Partnerships, which included distributions from sales amounting to approximately $672,000 and $0, respectively. In addition, during the three months ended June 30, 2006 and 2005, the Partnership received approximately $375,000 and $0 as proceeds from the sales of the Local Partnerships.

During the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($466,000). This decrease was due to net repayments of mortgage notes ($1,134,000) and improvements to property and equipment ($15,000) which exceeded cash provided by operating activities ($277,000), proceeds from sale of properties ($375,000), a decrease in cash held in escrow ($30,000) and an increase in due to selling partner ($2,000). In the adjustments to reconcile the net loss to net cash provided by operating activities are loss on sale of properties of approximately ($43,000), depreciation and amortization of approximately ($1,033,000) and a loss on impairment of property and equipment of ($880,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $647,000 at June 30, 2006.

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative - related parties and provision for impairment of fixed assets, totaled $1,982,019 and $1,847,317, respectively.

Accounts payable and other liabilities totaled $2,416,366 and $3,212,976 as of June 30, 2006 and March 31, 2006, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of June 30, 2006 and March 31, 2006 are $93,571 and $40,456 of deferred revenue from sales, respectively. In addition, accounts payable from discontinued operations as of June 30, 2006 and March 31, 2006 totaled $3,547,540 and $1,516,457, respectively.

Accrued interest payable as of June 30, 2006 and March 31, 2006 was $1,808,376 and $1,793,739, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 30, 2006 and March 31, 2006, totaled $46,411 and $36,849, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,686,000 and $14,970,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended March 31, 2006.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the three months ended June 30, 2006, the Partnership has recorded $880,000 as a loss on impairment of assets. Through June 30, 2006, the Partnership has recorded approximately $12,362,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at June 30, 2006, Rolling Green and Spring Creek. See Note 4 regarding assets held for sale and Note 5 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2006 and 2005, as discussed below, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations (see Note 5).

Rental income decreased less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Other income increased approximately $84,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in interest income earned on a promissory note from the sale of a Local Partnership at the Partnership level, a real estate tax rebate received at one Local Partnership, and additional tenant charges due to fire damages at a second Local Partnership.

Total expenses, excluding general and administrative and repair and maintenance, remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

General and administrative expenses decreased approximately $82,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to two Local Partnerships changing from using unrelated management companies to using their respective Local General Partners as management agents, as well as a decrease in bad debt expenses at one Local Partnership and a decrease in administrative payroll and employee benefits at a second Local Partnership.

Repair and maintenance expenses increased approximately $213,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in security contract costs and an increase in plumbing expenses, landscaping, elevator repairs and maintenance expenses and building and apartment restoration expenses at two Local Partnerships, an increase in building exterior repairs at a third Local Partnership and an increase in maintenance payroll, carpet and floor repairs and appliance installation at a fourth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of June 30, 2006.

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

Item 1A. Risk Factors - No changes

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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                                 By:  RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner


                                      By: Related Credit Properties II Inc.,
                                          its General Partner


Date: August 7, 2006
      --------------
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


                                 By:  LIBERTY GP II INC.,
                                      a General Partner


Date: August 7, 2006
      --------------
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President


                                      and


                                 By:  LIBERTY ASSOCIATES II, L.P.
                                      a General Partner


                                          By: Related Credit Properties II Inc.,
                                              its General Partner


Date: August 7, 2006
      --------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President


                                          and


                                          By: Liberty GP II Inc.,
                                              its General Partner


Date: August 7, 2006
      --------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty Associates II, L.P., and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the controlling entities of the Related Credit Properties II, Inc. and Liberty GP II Inc.:

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



         Date: August 7, 2006
               --------------

                                               By: /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 7, 2006