Form 10-Q
period 2006-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2006-11-13
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 September 30,     March 31,
                                                                     2006            2006
                                                                 ------------    ------------
                                                                 (Unaudited)       (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated
     depreciation of $40,012,838 and $64,818,204, respectively   $ 30,711,224    $ 54,990,067
   Cash and cash equivalents                                        1,156,939       1,317,529
   Cash held in escrow                                              2,791,097       5,379,413
   Deferred costs, net of accumulated amortization of
     $532,790 and $533,515, respectively                            1,328,901       1,514,771
   Other assets                                                     1,373,042       1,841,111
                                                                 ------------    ------------

Total operating assets                                             37,361,203      65,042,891
                                                                 ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $30,547,401 and $19,741,689, respectively     25,633,186      15,717,185
  Net assets held for sale                                          5,987,840       3,696,766
                                                                 ------------    ------------
Total assets from discontinued operations                          31,621,026      19,413,951
                                                                 ------------    ------------

Total assets                                                     $ 68,982,229    $ 84,456,842
                                                                 ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                         $ 37,716,688    $ 43,080,898
  Accounts payable and other liabilities                            3,633,370       3,212,976
  Accrued interest payable                                          1,803,067       1,793,739
  Security deposits payable                                           304,154         677,709
  Due to local general partners and affiliates                      3,396,987       5,940,262
  Due to general partners and affiliates                           15,710,224      14,760,044
  Due to selling partners                                             881,250       1,296,435
                                                                 ------------    ------------

Total operating liabilities                                        63,445,740      70,762,063
                                                                 ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                   10,618,927      20,576,873
  Net  liabilities held for sale (including minority interest)      1,870,500       2,560,141
                                                                 ------------    ------------
Total liabilities from discontinued operations                     12,489,427      23,137,014
                                                                 ------------    ------------

Total liabilities                                                  75,935,167      93,899,077
                                                                 ------------    ------------

Minority interests                                                    601,412      (2,573,125)
                                                                 ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)         (6,485,248)     (5,806,860)
  General partners                                                 (1,069,102)     (1,062,250)
                                                                 ------------    ------------

Total partners' deficit                                            (7,554,350)     (6,869,110)
                                                                 ------------    ------------

Total liabilities and partners' deficit                          $ 68,982,229    $ 84,456,842
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          2006           2005*          2006           2005*
                                                      -----------    -----------    -----------    -----------
Operations:
Revenues
Rental income                                         $ 2,209,565    $ 2,173,942    $ 4,412,192    $ 4,335,438
Other                                                      42,444         19,597        158,114         54,698
                                                      -----------    -----------    -----------    -----------

Total revenues                                          2,252,009      2,193,539      4,570,306      4,390,136
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                390,765        561,077        839,058      1,137,135
General and administrative - related parties
   (Note 2)                                               453,087        453,623        908,562        895,274
Repairs and maintenance                                   827,320        838,207      1,663,282      1,388,515
Operating                                                 205,999        208,300        490,768        492,077
Taxes                                                     163,600        142,662        315,106        288,269
Insurance                                                 109,217        123,223        213,297        235,290
Financial                                                 596,216        613,582      1,142,525      1,194,092
Depreciation and amortization                             629,050        589,592      1,244,591      1,195,603
Loss on impairment of fixed assets                      1,160,000              0      1,160,000              0
                                                      -----------    -----------    -----------    -----------

Total expenses from operations                          4,535,254      3,530,266      7,977,189      6,826,255
                                                      -----------    -----------    -----------    -----------

Loss from operations before minority interest          (2,283,245)    (1,336,727)    (3,406,883)    (2,436,119)

Minority interest in income of subsidiaries from
   operations                                                 656            683          1,672          1,732
                                                      -----------    -----------    -----------    -----------

Loss from operations                                  $(2,282,589)   $(1,336,044)   $(3,405,211)   $(2,434,387)

Discontinued operations:
Income from discontinued operations
   (including minority interest) (Note 5)               5,000,595      3,542,657      2,719,971      3,109,558
                                                      -----------    -----------    -----------    -----------
Net income (loss)                                     $ 2,718,006    $ 2,206,613    $  (685,240)   $   675,171
                                                      ===========    ===========    ===========    ===========

Loss from operations - limited partners               $(2,259,763)   $(1,322,683)   $(3,371,159)   $(2,410,043)
Income from discontinued operations
   (including minority interest) - limited partners     4,950,589      3,507,230      2,692,771      3,078,462
                                                      -----------    -----------    -----------    -----------
Net income (loss) - limited partners                  $ 2,690,826    $ 2,184,547    $  (678,388)   $   668,419
                                                      ===========    ===========    ===========    ===========


Number of BACs outstanding                              115,917.5      115,917.5      115,917.5      115,917.5
                                                      ===========    ===========    ===========    ===========

Loss from operations per BAC                          $    (19.49)   $    (11.41)   $    (29.08)   $    (20.79)
Income from discontinued operations
   (including minority interest) per BAC                    42.71          30.26          23.23          26.56
                                                      -----------    -----------    -----------    -----------

Net income (loss) per BAC                             $     23.22    $     18.85    $     (5.85)   $      5.77
                                                      ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                          Limited        General
                                            Total         Partners       Partner
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2006        $(6,869,110)   $(5,806,860)   $(1,062,250)

Net loss                                    (685,240)      (678,388)        (6,852)
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2006   $(7,554,350)   $(6,485,248)   $(1,069,102)
                                         ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
Net (loss) income                                                                   $   (685,240)   $    675,171
                                                                                    ------------    ------------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

 Depreciation and amortization                                                         1,862,304       2,856,493
 (Gain) loss on sale of properties                                                    (7,983,373)         40,456
 Loss on impairment of property and equipment                                          2,040,000         850,000
 Minority interest in income (loss) of subsidiaries                                    4,085,830      (5,255,179)
 Decrease (increase) in cash held in escrow                                              199,831        (359,308)
 (Increase) decrease in other assets                                                    (720,598)        401,666
 Increase in due from general partners and affiliates                                 (1,091,785)              0
 Increase (decrease) in accounts payable and other liabilities                         1,637,268        (408,432)
 Increase in accrued interest payable                                                    114,565         105,575
 Increase in security deposits payable                                                     3,491          42,691
 Increase in due to local general partners and affiliates                                347,611         229,787
 Decrease in due to local general partners and affiliates                               (744,054)        (44,183)
 Increase (decrease) in due to general partners and affiliates                         1,087,597         (29,073)
                                                                                    ------------    ------------

 Total adjustments                                                                       838,687      (1,569,507)
                                                                                    ------------    ------------

Net cash provided by (used in) operating activities                                      153,447        (894,336)
                                                                                    ------------    ------------

Cash flows from investing activities:

 Proceeds from sale of properties                                                     19,175,000         100,000
 Costs paid relating to sales of properties                                           (5,544,886)              0
 Decrease in cash held in escrow                                                         (80,829)        (24,122)
 Improvements to property and equipment                                                  (54,615)        (67,615)
                                                                                    ------------    ------------

Net cash provided by investing activities                                             13,494,670           8,263
                                                                                    ------------    ------------

Cash flows from financing activities:

 Repayments of mortgage notes                                                        (13,847,144)       (659,952)
 Increase in due to selling partner                                                        3,750           3,750
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                                           0        (255,000)
                                                                                    ------------    ------------

 Net cash used in financing activities                                               (13,843,394)       (911,202)
                                                                                    ------------    ------------

 Net decrease in cash and cash equivalents                                              (195,277)     (1,797,275)

 Cash and cash equivalents at beginning of period                                      1,584,050       3,054,589
                                                                                    ------------    ------------

 Cash and cash equivalents at end of period*                                        $  1,388,773    $  1,257,314
                                                                                    ============    ============

Summarized below are the components of the (gain) loss on sale of properties:

 Decrease in property and equipment, net of accumulated depreciation                $ 10,554,523    $ 13,989,525
 Decrease in deferred costs                                                              400,438         101,788
 Decrease in other assets                                                                357,247       2,022,049
 Decrease in cash held in escrow                                                       1,812,822         414,643
 Decrease in accounts payable and other liabilities                                   (1,382,946)       (272,954)
 Decrease in accrued interest                                                            (65,128)              0
 Decrease in security deposits payable                                                  (144,771)       (171,914)
 Decrease in mortgage notes payable                                                   (1,475,012)    (13,623,954)
 Decrease in due to local general partners and their affiliates                         (231,358)     (7,651,659)
 (Decrease) increase in capitalization of consolidated subsidiaries attributable
   to minority interest                                                               (4,179,074)      5,332,932

Non-cash investing activities:

 Increase in accounts payable and other liabilities - deferred revenues from
   sale of limited partnership interest                                             $    850,000    $          0
 Increase in other assets - proceeds receivable from sale of limited partnership
   interest                                                                             (850,000)              0


* Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $231,834 and $147,628

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2006 and 2005 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 19 and 22 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. Through September 30, 2006, the Partnership had disposed of fifteen of its twenty-seven original investments (see Note 3). In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Note 4). Subsequently, on October 11, 2006, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities, and on October 31, 2006, the Partnership's limited partnership interest in one Local Partnership was sold (see Note 7).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. There were no such losses for both the three and six months ended September 30, 2006 and 2005. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006 and March 31, 2006, the results of its operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the year.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                    Three Months Ended     Six Months Ended
                                                        September 30,         September 30,
                                                    -------------------   -------------------
                                                      2006       2005*      2006       2005*
                                                    --------   --------   --------   --------
Partnership management fees (a)                     $283,750   $324,500   $567,500   $649,000
Expense reimbursement (b)                             51,923     84,163    106,520    158,171
Property management fees incurred to affiliates
  of the General Partners (c)                          6,091      4,928     14,899      9,856
Local administrative fee (d)                           5,000      5,000     10,000     10,000
                                                    --------   --------   --------   --------
Total general and administrative-General Partners    346,764    418,591    698,919    827,027
                                                    --------   --------   --------   --------
Property management fees incurred to affiliates
  of the Local General Partners (c)                  106,323     35,032    209,643     68,247
                                                    --------   --------   --------   --------
Total general and administrative-related parties    $453,087   $453,623   $908,562   $895,274
                                                    ========   ========   ========   ========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                    Three Months Ended      Six Months Ended
                                                       September 30,          September 30,
                                                    -------------------   -------------------
                                                      2006       2005*      2006       2005*
                                                    --------   --------   --------   --------
Local administrative fee (d)                        $  2,250   $  6,000   $  4,500   $ 12,000
Property management fees incurred to affiliates
  of the General Partners (c)                        105,788    103,067    211,576    206,134
                                                    --------   --------   --------   --------

Total general and administrative-General Partners    108,038    109,067    216,076    218,134
                                                    --------   --------   --------   --------

Property management fees incurred to affiliates
  of the Local General Partners (c)                   45,683     95,545    100,575    188,695
                                                    --------   --------   --------   --------

Total general and administrative-related parties    $153,721   $204,612   $316,651   $406,829
                                                    ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,970,000 were accrued and unpaid as of both September 30, 2006 and March 31, 2006. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $276,534, $375,475, $607,787 and $757,444 for three and six months ended
September 30, 2006 and 2005, respectively. Of these fees $263,885, $238,572, $536,693 and $472,932, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $111,879, $107,995, $226,475 and $215,990, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $151,471, $198,612, $312,151 and $394,829, respectively, which were incurred to affiliates of the Local General Partners of properties (of which $105,788, $103,067, $211,576 and $206,134, respectively, were also incurred to affiliates of the General Partners) classified as discontinued operations.

(d) Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Amounts due from general partners and affiliates of approximately $1,092,000 which are recorded in discontinued operations include note receivable of approximately $925,000 and its related accrued interest of approximately $167,000 payable to Spring Creek Associates II, L.P. ("Spring Creek") from Related GP Holdings, Inc., an affiliate of the General Partner.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2006, the property and the related assets and liabilities of ten Local Partnerships and the limited partnership interest in five Local Partnerships were sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Note 4). Subsequently, on October 11, 2006, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities, and on October 31, 2006, the Partnership's limited partnership interest in one Local Partnership was sold (see Note 7).

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008. Such proceeds are recorded in accounts payable and other liabilities as deferred revenues as of September 30, 2006. Because Metropolitan was sold to a related party of the Local
Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,117,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $225,000 and the $892,490 sales price, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Metropolitan Towers.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. ("14th Street") were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities. During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000. The sale resulted in a loss of approximately $25,000 resulting from the write-off of the basis in the property, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of 14th Street.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The Partnership received $7,404 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,793,000. The sale resulted in a gain of approximately $2,095,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $47,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Willoughby.

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $198,763 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,739,000. The sale resulted in a gain of approximately $2,141,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale resulted in the liquidation of Grand Concourse.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $65,822 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $1,732,000. The sale resulted in a gain of approximately $647,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $30,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing ") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $436,077 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $6,829,000. The sale resulted in a gain of approximately $3,144,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $25,000 resulting from the write-off of receivables owed by the Local General Partner. The sale resulted in the liquidation of Robin Housing.

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

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000, which was used for the repayment of mortgages, other liabilities and closing costs. During the quarter ended September 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000. The sale resulted in a loss of approximately $140,000, resulting from the write-off of the basis in the property which was recognized during the quarter ended December 31, 2005. The sale resulted in the liquidation of Penn Alto.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a sales price of $10. Because Upper Fifth was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $5,233,000 which was recorded during the quarter ended September 30, 2005. An additional non-cash contribution to the Local Partnership from the Local General Partner of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total non-cash contribution to the Local Partnership from the Local General Partner of approximately $5,353,000. Such contributions flowed through minority interest as a result of the write-off of the deficit basis in the property. The sale resulted in the liquidation of Upper Fifth.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 4 - Assets Held for Sale

On April 24, 2006, Spring Creek entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $16,950,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place by the end of 2006. No assurance can be given that the sale will actually occur. Spring Creek is being held as an asset held for sale as of September 30, 2006. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000. As of June 30, 2006, Spring Creek had property and equipment, at cost, of approximately $36,091,000 and accumulated depreciation of approximately $21,430,000.

On September 1, 2005, the Partnership entered into an assignment and assumption agreement to sell the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") to the Local General Partner for a sales price of $399,990. Rolling Green is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Rolling Green had property and equipment, at cost, of approximately $9,140,000, accumulated depreciation of approximately $3,959,000 and mortgage debt of approximately $5,486,000.
Subsequently, on October 31, 2006, the Partnership's limited partnership interest in Rolling Green was sold (see Note 7).


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of September 30, 2006, Concourse Artists, Grand Concourse, 14th Street, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek and Willoughby were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Concourse Artists, Grand Concourse, Robin Housing, Rolling Green, Santa Juanita and Willoughby were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets of Discontinued Operations:

                                                       September 30,    March 31,
                                                           2006           2006
                                                       ------------    ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $30,547,401 and $19,741,689,
    respectively                                       $ 25,633,186    $ 15,717,185
  Cash and cash equivalents                                 231,834         266,521
  Cash held in escrow                                     3,163,407       2,506,915
  Deferred costs, net of accumulated amortization
    of $76,338 and $587,508, respectively                   334,477         588,413
  Other assets                                            1,166,337         334,917
  Due from general partners and affiliates                1,091,785               0
                                                       ------------    ------------
Total assets                                           $ 31,621,026    $ 19,413,951
                                                       ============    ============

Liabilities
  Mortgage notes payable                               $ 10,618,927    $ 20,576,873
  Accounts payable and other liabilities                  1,350,388       1,516,457
  Accrued interest payable                                   76,958          36,849
  Security deposits payable                                 444,630         212,355
  Due to general partners and affiliates                    215,575          78,158
  Due to local general partners and their affiliates      2,533,719         618,245
  Due to selling partners                                   418,935               0
  Minority interest                                      (3,169,705)         98,077
                                                       ------------    ------------
Total liabilities                                      $ 12,489,427    $ 23,137,014
                                                       ============    ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2006, Concourse Artists, Grand Concourse, 14th Street, Metropolitan, Robin Housing and Willoughby, which were sold during the six months ended September 30, 2006, Santa Juanita which was sold during the year ended March 31, 2006, and Rolling Green and Spring Creek, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and six months ended September 30, 2005, Penn Alto and Upper Fifth, which were sold during the six months ended September 30, 2005, and in order to present comparable results to the three and six months ended September 30, 2006, Bayamon, Concourse Artists, Grand Concourse, 14th Street, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek and Willoughby, were classified as discontinued operations on the consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

Consolidated Statements of Discontinued Operations:

                                                   Three Months Ended               Six Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2006            2005*           2006            2005*
                                              ------------    ------------    ------------    ------------
Revenues

Rental income                                 $  2,112,373    $  3,452,571    $  4,758,043    $  7,319,945
Other                                               28,237         120,965          67,806         156,744
Gain (loss) on sale of properties (Note 3)       8,026,307         (40,456)      7,983,373         (40,456)
                                              ------------    ------------    ------------    ------------
Total revenue                                   10,166,917       3,533,080      12,809,222       7,436,233
                                              ------------    ------------    ------------    ------------

Expenses

General and administrative                         482,955       1,076,190       1,138,893       2,052,810
General and administrative-related parties
  (Note 2)                                         153,721         204,612         316,651         406,829
Repairs and maintenance                            347,505         879,896         951,220       1,504,639
Operating                                          223,132         549,489       1,048,266       1,334,256
Taxes                                               64,292          83,009         133,374         185,757
Insurance                                          138,282         239,918         308,286         510,290
Interest                                           259,860         523,446         607,346       1,074,651
Depreciation and amortization                      200,642         834,464         617,713       1,660,890
Loss on impairment of fixed assets                       0         850,000         880,000         850,000
                                              ------------    ------------    ------------    ------------

Total expenses                                   1,870,389       5,241,024       6,001,749       9,580,122
                                              ------------    ------------    ------------    ------------

Income (loss) before minority interest           8,296,528      (1,707,944)      6,807,473      (2,143,889)

Minority interest in (income) loss of
  subsidiaries from discontinued operations     (3,295,933)      5,250,601      (4,087,502)      5,253,447
                                              ------------    ------------    ------------    ------------
Net income from discontinued operations
  (including minority interest)               $  5,000,595    $  3,542,657    $  2,719,971    $  3,109,558
                                              ============    ============    ============    ============

Income - limited partners from discontinued
  operations (including minority interest)    $  4,950,589    $  3,507,230    $  2,692,771    $  3,078,462
                                              ============    ============    ============    ============

Number of BACs outstanding                       115,917.5       115,917.5       115,917.5       115,917.5
                                              ============    ============    ============    ============

Income from discontinued operations
  (including minority interest) per BAC       $      42.71    $      30.26    $      23.23    $      26.56
                                              ============    ============    ============    ============


Cash flows form Discontinued Operations:

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2006            2005*
                                                                              ------------    ------------
Net cash provided by (used in) operating activities                           $    619,507    $ (5,205,637)
                                                                              ------------    ------------
Net cash provided by investing activities                                     $ 10,945,955    $  7,486,403
                                                                              ------------    ------------
Net cash used in financing activities                                         $ (5,554,042)   $ (8,517,208)
                                                                              ------------    ------------

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

Whittier
--------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $28,239 and $23,889 in 2005 and 2004, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $3,000 and $21,000 in the 2005 and 2004 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at September 30, 2006 and 2005 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $27,000 and $25,000 for the six months ended September 30, 2006 and 2005.

Westminster
-----------
The financial statements for Westminster have been prepared in conformity with GAAP, which contemplate continuation of Westminster as a going concern. Westminster's rental subsidy fund agreement with the Missouri Housing Development Commission ("MHDC") was depleted in June 2004. Westminster has been approved by the MHDC for rental increases; however, these increases have not been sufficient to cover the loss of the rental subsidy payments. The loss of the rental subsidy payments and insufficient rental increases raise substantial doubt about Westminster's ability to continue as a going concern. Management is exploring a sale of Westminster and will continue to submit requests for rental increases for MHDC approval.

Willoughby
----------
The financial statements of Willoughby have been prepared on the basis that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. There are certain conditions that raise substantial doubt about Willoughby's ability to continue as a going concern. Willoughby has had operating losses and equity deficiencies. Management plans to continue to minimize costs within their control and seek additional funding sources to supplement project operations. Continuance of Willoughby as a going concern is dependent upon Willoughby's ability to obtain additional funding to supplement project operations and enable Willoughby to meet its obligations as they become due. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. On June 5, 2006, the property and the related assets and liabilities of Willoughby were sold (see Note 3).

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $65,000, and there is $236,948 due to the Partnership and $21,700 due to an affiliate of the General Partners. During 2006, the Partnership advanced Goodfellow $25,000 in the form of a long term interest free loan. The General Partners have informally indicated that the Partnership will continue to advance funds to Goodfellow in 2006, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Williamsburg Residential, L.P.
------------------------------
In November 1996, the Local General Partner of Williamsburg Residential, L.P. ("Williamsburg") stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2005 and has continued to do so during 2006.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 and $720,000 at September 30, 2006 and 2005, respectively. Williamsburg's net loss after minority interest amounted to approximately $68,000 and $124,000 as of September 30, 2006 and 2005, respectively. As of September 30, 2006, the Partnership has advanced Williamsburg approximately $1,542,000.

c)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2006, no more than 25% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. As of September 30, 2006, there are eight Local Partnerships subsidized by HUD. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


Note 7 - Subsequent Events

On October 11, 2006, General Atlantic Second Avenue Associates, L.P. ("96th Street") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $25,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during the quarter ending December 31, 2006. No assurance can be given that the sale will actually occur. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000. As of June 30, 2006, 96th Street had property and equipment, at cost, of approximately $1,875,000 and accumulated depreciation of approximately $1,755,000.

On October 31, 2006, the Partnership's limited partnership interest in Rolling Green was sold to an affiliate of the Local General Partner for a sales price of $399,990. Because Rolling Green was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,538,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,138,000 and the $399,990 cash received from the sale, which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007. The sale resulted in the liquidation of Rolling Green. Rolling Green is classified as an asset held for sale as of September 30, 2006 (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. As of September 30, 2006, the properties and the related assets and liabilities of ten Local Partnerships and the limited partnership interest in five Local Partnerships were sold. For a discussion of these sales, see Item 1, Note 3. In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Item 1, Note 4). Subsequently, on October 11, 2006, one Local Partnership entered into a sale and purchase agreement to sell its property and the related assets and liabilities, and on October 31, 2006, the Partnership's limited partnership interest in one Local Partnership was sold (see Item 1, Note 7).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership annually discloses in Item 7 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the six months ended September 30, 2006 and 2005, cash distributions of approximately $3,000 and $245,000, respectively, were received by the Partnership from operations of the Local Partnerships. In addition, during the six months ended September 30, 2006 and 2005, distributions from the sales of properties and their related assets and liabilities amounted to approximately $708,000 and $0, respectively. Additionally, during the six months ended September 30, 2006 and 2005, the Partnership received approximately $375,000 and $100,000 as proceeds from the sale of limited partnership interests.

During the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($195,000). This decrease was due to net repayments of mortgage notes of approximately ($13,847,000), costs paid relating to sales of properties of approximately ($5,545,000), decrease in cash held in escrow of approximately ($81,000) and improvements to property and equipment of approximately ($55,000) which exceeded cash provided by operating activities of approximately ($153,000), proceeds from sale of properties of approximately ($19,175,000) and an increase in due to selling partner of approximately ($4,000). In the adjustments to reconcile the net income to net cash provided by operating activities are gain on sale of properties of approximately ($7,983,000), depreciation and amortization of approximately ($1,862,000) and a loss on impairment of property and equipment of ($2,040,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $575,000 at September 30, 2006.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative - related parties and provision for impairment of fixed assets, totaled $1,696,901, $1,873,469, $3,521,511 and $3,541,286, respectively.

Accounts payable and other liabilities totaled $3,633,370 and $3,212,976 as of September 30, 2006 and March 31, 2006, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of September 30, 2006 and March 31, 2006 are $848,000 and ($40,456) of deferred revenue (loss) from sales, respectively. In addition, accounts payable from discontinued operations as of September 30, 2006 and March 31, 2006 totaled $1,350,388 and $1,516,457, respectively.

Accrued interest payable as of September 30, 2006 and March 31, 2006 was $1,803,067 and $1,793,739, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 30, 2006 and March 31, 2006, totaled $76,958 and $36,849, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,970,000 were accrued and unpaid as of both September 30, 2006 and March 31, 2006. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period during which the Properties must comply with various rent and other restrictions.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended March 31, 2006.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the six months ended September 30, 2006, the Partnership has recorded $2,040,000 as a loss on impairment of assets. Through September 30, 2006, the Partnership has recorded approximately $13,522,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at September 30, 2006, Rolling Green and Spring Creek. See Item 1, Note 4 regarding assets held for sale and Item 1, Note 5 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2006 and 2005, as discussed below, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 2% for both the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increases in occupancy at two Local Partnerships, partially offset by an increase in vacancies at a third Local Partnership.

Other income increased approximately $23,000 and $103,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income earned on a promissory note from the sale of a Local Partnership at the Partnership level, a real estate tax rebate received at one Local Partnership and an increase in interest income due to higher cash balances at a second Local Partnership.

Total expenses, excluding general and administrative, repair and maintenance, taxes and insurance, increased approximately 1% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

General and administrative expenses decreased approximately $170,000 and $298,000 for the three and six months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005, primarily due to two Local Partnerships changing from using unrelated management agents to using their respective Local General Partners as management agents, as well as a decrease in legal and bad debt expenses at a third Local Partnership and a decrease in legal costs relating to sales activity at the Partnership level.

Repair and maintenance expenses increased approximately $275,000 for the six months ended September 30, 2006 as compared to the corresponding period in 2005, primarily due to increases in building and apartment restoration and security costs at one Local Partnership, increases in floor repairs and carpet installation, fine protection equipment and security costs at a second Local Partnership and an increase in exterior repairs at a third Local Partnership.

Taxes increased approximately $21,000 and $27,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to expense underaccruals in 2005 at three Local Partnerships.

Insurance expenses decreased approximately $14,000 and $22,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a new insurance carrier and lower rates at two Local Partnerships and an overaccrual of insurance expenses in 2005 at a third Local Partnership.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of September 30, 2006.

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

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On August 24, 2006, SCM Special Fund, LLC; MPF-NY 2006, LLC; Mackenzie Patterson Fuller, L.P.; MPF Flagship Fund 10, LLC; MPF Senior Note Program I, L.P.; MPF DeWaay Premier Fund 3, LLC (collectively, the "Offerors") filed a Tender Offer Statement on Schedule TO (the "Schedule TO") with the Securities and Exchange Commission (the "SEC") with respect to an unsolicited tender offer (the "Offer") to purchase up to 23,184 Units of limited partnership interest in the Partnership at a purchase price equal to $70 per Unit, less the amount of any distributions declared or made with respect to the Units between August 24, 2006 and October 2, 2006, or such other date to which the Offer may be extended. The Offerors are not affiliated with the Partnership or its general partners.

         On September 8, 2006, the Partnership and its general partners filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the "Schedule 14D-9") with the SEC, as required under Section 14(d)(4) of the Securities Exchange Act of 1934. In the Schedule 14D-9, the Partnership and its general partners stated that they express no opinion and are remaining neutral with respect to the Offer.

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


Date: November 13, 2006
      -----------------

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


                                 By:  LIBERTY GP II INC.,
                                      a General Partner


Date: November 13, 2006
      -----------------
                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          President


                                      and


                                 By:  LIBERTY ASSOCIATES II, L.P.
                                      a General Partner


                                          By: Related Credit Properties II Inc.,
                                              its General Partner


Date: November 13, 2006
      -----------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President


                                          and


                                          By: Liberty GP II Inc.,
                                              its General Partner


Date: November 13, 2006
      -----------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty Associates II, L.P., and of Liberty GP II Inc., each of which is a General Partner of Liberty Tax Credit Plus II L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2006 of the Partnership;

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



         Date:  November 13, 2006
                -----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc. (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P.), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     November 13, 2006