Form 10-Q
period 2006-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2007-02-09
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                          December 31,      March 31,
                                                                              2006            2006
                                                                          ------------    ------------
                                                                          (Unaudited)       (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated depreciation of
     $36,282,714 and $64,818,204, respectively                            $ 28,250,266    $ 54,990,067
   Cash and cash equivalents                                                12,684,913       1,317,529
   Cash held in escrow                                                       2,255,204       5,379,413
   Deferred costs, net of accumulated amortization of $521,091 and
     $533,515, respectively                                                  1,316,975       1,514,771
   Other assets                                                              1,713,466       1,841,111
                                                                          ------------    ------------

Total operating assets                                                      46,220,824      65,042,891
                                                                          ------------    ------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated depreciation
     of $0 and $19,741,689, respectively                                             0      15,717,185
  Net assets held for sale                                                   3,583,933       3,696,766
                                                                          ------------    ------------
Total assets from discontinued operations                                    3,583,933      19,413,951
                                                                          ------------    ------------

Total assets                                                              $ 49,804,757    $ 84,456,842
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                  $ 37,582,787    $ 43,080,898
  Accounts payable and other liabilities                                     2,936,992       3,212,976
  Accrued interest payable                                                   1,816,698       1,793,739
  Security deposits payable                                                    284,166         677,709
  Due to local general partners and affiliates                               2,964,797       5,940,262
  Due to general partners and affiliates                                    14,983,030      14,760,044
  Due to selling partners                                                      883,125       1,296,435
                                                                          ------------    ------------

Total operating liabilities                                                 61,451,595      70,762,063
                                                                          ------------    ------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                                     0      20,576,873
  Net liabilities held for sale (including minority interest)                  250,000       2,560,141
                                                                          ------------    ------------
Total liabilities from discontinued operations                                 250,000      23,137,014
                                                                          ------------    ------------

Total liabilities                                                           61,701,595      93,899,077
                                                                          ------------    ------------

Minority interests                                                             701,546      (2,573,125)
                                                                          ------------    ------------

Commitments and contingencies (Note 5)

Partners' deficit:
  Limited partners (115,917.5 BACs issued and outstanding)                 (11,413,644)     (5,806,860)
  General partners                                                          (1,184,740)     (1,062,250)
                                                                          ------------    ------------

Total partners' deficit                                                    (12,598,384)     (6,869,110)
                                                                          ------------    ------------

Total liabilities and partners' deficit                                   $ 49,804,757    $ 84,456,842
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended              Nine months Ended
                                                                               December 31,                   December 31,
                                                                      ----------------------------    ----------------------------
                                                                          2006            2005*           2006            2005*
                                                                      ------------    ------------    ------------    ------------
Operations:
Revenues
Rental income                                                         $  2,200,784    $  2,087,786    $  6,436,698    $  6,233,332
Other                                                                       81,183          49,322         238,583          97,230
                                                                      ------------    ------------    ------------    ------------

Total revenues                                                           2,281,967       2,137,108       6,675,281       6,330,562
                                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                                 351,215         581,242       1,158,091       1,680,839
General and administrative - related parties (Note 2)                      417,783         511,412       1,311,446       1,396,830
Repairs and maintenance                                                    877,276         994,807       2,476,669       2,333,959
Operating                                                                  179,610         190,121         614,514         617,558
Taxes                                                                      129,750         134,568         399,192         384,960
Insurance                                                                   90,717         133,267         289,401         352,133
Financial                                                                  548,858         540,061       1,691,383       1,734,153
Depreciation and amortization                                              549,220         542,153       1,680,504       1,623,300
                                                                      ------------    ------------    ------------    ------------

Total expenses from operations                                           3,144,429       3,627,631       9,621,200      10,123,732
                                                                      ------------    ------------    ------------    ------------

Loss from operations before minority interest                             (862,462)     (1,490,523)     (2,945,919)     (3,793,170)

Minority interest in loss of subsidiaries from operations                      123           1,221           1,795           2,953
                                                                      ------------    ------------    ------------    ------------

Loss from operations                                                  $   (862,339)   $ (1,489,302)   $ (2,944,124)   $ (3,790,217)

Discontinued operations:
(Loss) income from discontinued operations
   (including (loss) gain on sale of properties)(Note 4)                (4,115,839)      2,068,845      (2,719,294)      5,044,931
                                                                      ------------    ------------    ------------    ------------
Net (loss) income                                                     $ (4,978,178)   $    579,543    $ (5,663,418)   $  1,254,714
                                                                      ============    ============    ============    ============

Loss from operations - limited partners                               $   (853,715)   $ (1,474,409)   $ (2,914,683)   $ (3,752,315)
(Loss) income from discontinued operations
   (including (loss) gain on sale of properties) - limited partners     (4,074,681)      2,048,157      (2,692,101)      4,994,482
                                                                      ------------    ------------    ------------    ------------
Net (loss) income - limited partners                                  $ (4,928,396)   $    573,748    $ (5,606,784)   $  1,242,167
                                                                      ============    ============    ============    ============

Number of BACs outstanding                                               115,917.5       115,917.5       115,917.5       115,917.5
                                                                      ============    ============    ============    ============

Loss from operations per BAC                                          $      (7.36)   $     (12.72)   $     (25.14)   $     (32.37)
(Loss) income from discontinued operations
   (including (loss) gain on sale of properties) per BAC                    (35.15)          17.67          (23.22)          43.09
                                                                      ------------    ------------    ------------    ------------

Net (loss) income per BAC                                             $     (42.51)   $       4.95    $     (48.36)   $      10.72
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                                   Limited         General
                                                    Total          Partners        Partner
                                                 ------------    ------------    ------------
Partners' deficit - April 1, 2006                $ (6,869,110)   $ (5,806,860)   $ (1,062,250)

Net loss                                           (5,663,418)     (5,606,784)        (56,634)

Distribution - write-off of related party debt        (65,856)              0         (65,856)
                                                 ------------    ------------    ------------

Partners' deficit - December 31, 2006            $(12,598,384)   $(11,413,644)   $ (1,184,740)
                                                 ============    ============    ============


           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                       Nine months Ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
Net (loss) income                                                                 $ (5,663,418)   $  1,254,714
                                                                                  ------------    ------------

Adjustments  to reconcile net (loss) income to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                       2,495,192       4,256,325
 Gain on sale of properties                                                         (5,061,346)         (9,138)
 Loss on impairment of property and equipment                                        3,540,000         850,000
 Minority interest in income (loss) of subsidiaries                                  3,995,424      (7,584,796)
 Decrease (increase) in cash held in escrow                                            381,097        (599,688)
 (Increase) decrease in other assets                                                  (159,870)         18,621
 Increase in accounts payable and other liabilities                                    856,067       2,951,573
 Increase in accrued interest payable                                                  112,161         100,952
 Increase in security deposits payable                                                   6,401          56,024
 Increase in due to local general partners and affiliates                              142,574         327,037
 Decrease in due to local general partners and affiliates                           (1,865,868)       (160,947)
 Decrease in due to general partners and affiliates                                   (176,130)       (971,481)
                                                                                  ------------    ------------

 Total adjustments                                                                   4,265,702        (765,518)
                                                                                  ------------    ------------

Net cash (used in) provided by operating activities                                 (1,397,716)        489,196
                                                                                  ------------    ------------

Cash flows from investing activities:
 Proceeds from sale of properties                                                   34,368,238         100,000
 Costs paid relating to sales of properties                                         (3,285,014)              0
 (Increase) decrease in cash held in escrow                                            (53,467)         43,260
 Improvements to property and equipment                                                (99,122)       (109,687)
                                                                                  ------------    ------------

Net cash provided by investing activities                                           30,930,635          33,573
                                                                                  ------------    ------------

Cash flows from financing activities:
 Increase in deferred costs                                                                  0        (111,113)
 Repayments of mortgage notes                                                      (14,003,384)       (109,945)
 Increase in due to selling partner                                                      5,625           5,625
 Decrease in capitalization of consolidated subsidiaries attributable to
   minority interest                                                                (3,350,364)       (255,000)
                                                                                  ------------    ------------

 Net cash used in financing activities                                             (17,348,123)       (470,433)
                                                                                  ------------    ------------

 Net increase in cash and cash equivalents                                          12,184,796          52,336

 Cash and cash equivalents at beginning of period                                    1,584,050       3,054,589
                                                                                  ------------    ------------

 Cash and cash equivalents at end of period*                                      $ 13,768,846    $  3,106,925
                                                                                  ============    ============

Summarized below are the components of the gain on sale of properties including non-cash transactions:
 Proceeds from sale of properties - net                                           $(31,083,224)   $   (100,000)
 Decrease in property and equipment, net of accumulated depreciation                36,574,632      18,902,435
 Increase in capital contribution - General Partner                                    (65,856)              0
 Decrease in deferred costs                                                            732,495         131,740
 (Increase) decrease in other assets                                                (1,877,568)      2,177,816
 Decrease in cash held in escrow                                                     5,303,494         414,643
 Decrease in accounts payable and other liabilities                                 (2,398,512)       (410,027)
 Decrease in accrued interest                                                         (126,051)              0
 Decrease in security deposits payable                                                (612,299)       (184,652)
 Decrease in mortgage notes payable                                                (12,071,600)    (17,007,094)
 Decrease in due to selling partners                                                  (418,935)     (1,412,272)
 Decrease in due to local general partners and their affiliates                     (1,870,416)     (7,654,659)
 Increase (decrease) in due to general partners and their affiliates                   320,958        (200,000)
 Increase in capitalization of consolidated subsidiaries attributable to
   minority interest                                                                 2,531,536       5,332,932

* Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $1,083,933 and $205,020.


           See accompanying notes to consolidated financial statements

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2006 and 2005 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and 19 and 22 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners") which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. Through December 31, 2006, the Partnership had disposed of nineteen of its twenty-seven original investments (see Note 3). Subsequently, on January 11, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 6).

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

Increases (decreases) in capitalization of consolidated subsidiary partnerships attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. There were no such losses for both the three and nine months ended December 31, 2006 and 2005. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006 and March 31, 2006, the results of its operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the year.

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

The costs incurred to related parties from operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                                 Three Months Ended         Nine months Ended
                                                                     December 31,              December 31,
                                                               -----------------------   -----------------------
                                                                  2006         2005*        2006         2005*
                                                               ----------   ----------   ----------   ----------
Partnership management fees (a)                                $  283,750   $  324,500   $  851,250   $  973,500
Expense reimbursement (b)                                          21,938      146,772      128,458      304,943
Local administrative fee (d)                                        5,000        5,000       15,000       15,000
                                                               ----------   ----------   ----------   ----------
Total general and administrative-General Partners                 310,688      476,272      994,708    1,293,443
                                                               ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the Local
  General Partners (c)                                            107,095       35,140      316,738      103,387
                                                               ----------   ----------   ----------   ----------
Total general and administrative-related parties               $  417,783   $  511,412   $1,311,446   $1,396,830
                                                               ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)



The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2006 and 2005 were as follows:


                                                                 Three Months Ended     Nine months Ended
                                                                    December 31,           December 31,
                                                                 -------------------   -------------------
                                                                   2006       2005*      2006       2005*
                                                                 --------   --------   --------   --------
Local administrative fee (d)                                     $  2,250   $  6,000   $  6,750   $ 18,000
Property management fees incurred to affiliates of the General
  Partners (c)                                                    112,839    107,994    339,314    323,984
                                                                 --------   --------   --------   --------

Total general and administrative-General Partners                 115,089    113,994    346,064    341,984
                                                                 --------   --------   --------   --------

Property management fees incurred to affiliates of the Local
  General Partners (c)                                             41,971     77,387    142,546    266,082
                                                                 --------   --------   --------   --------

Total general and administrative-related parties                 $157,060   $191,381   $488,610   $608,066
                                                                 ========   ========   ========   ========


*  Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $14,751,000 and $14,970,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

(c) Property management fees incurred by subsidiary partnerships amounted to $279,059, $357,349, $886,846 and $1,114,793 for three and nine months ended
December 31, 2006 and 2005, respectively. Of these fees $261,905, $220,521, $798,598 and $693,453, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $112,839, $107,994, $339,314 and $323,984, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $154,810, $185,381, $481,860 and $590,066, respectively, which were incurred to affiliates of the Local General Partners of properties (of which $112,839, $107,994, $339,314 and $323,984, respectively, were also incurred to affiliates of the General Partners) classified as discontinued operations.

(d) Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2006, the property and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on January 11, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note
6).

On December 21, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. ("West 107th Street") were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities. During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000. The sale resulted in a loss of approximately $319,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to West 107th Street from its Local General Partner of approximately $237,000 as a result of the write-off of payables owed to the Local General Partner and a non-cash

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


contribution to the Partnership of approximately $28,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner. The sale resulted in the liquidation of West 107th Street.

On December 21, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. ("96th Street") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000. The sale resulted in a loss of approximately $238,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to 96th Street from its Local General Partner of approximately $193,000 as a result of the write-off of payables owed to the Local General Partner and a non-cash contribution to the Partnership of approximately $391,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner. The sale resulted in the liquidation of 96th Street.

On December 12, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. ("Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,950,000. The Partnership received $11,721,655, as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $2,728,000. In addition, Spring Creek received a sellers note from the purchaser in the amount of $2,500,000. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000. The sale resulted in a loss of approximately $1,606,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash distribution to the Partnership of approximately $603,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.

On October 31, 2006, the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") was sold to the Local General Partner for a sales price of $399,990. The Partnership received proceeds of $399,990 from this sale. Because Rolling Green was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to Rolling Green from its Local General Partner of approximately $1,173,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $773,000 and the $399,990 cash received from the sale. The sale resulted in the liquidation of Rolling Green.

On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008 and is included in other assets at December 31, 2006. Because Metropolitan was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to Metropolitan from its Local General Partner of approximately $1,155,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $262,000 at the date of the sale and the $892,490 proceeds resulting from the sale. The sale resulted in the liquidation of Metropolitan.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. ("14th Street") were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000. The sale resulted in a loss of approximately $713,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to 14th Street from its Local General Partner of approximately $601,000 as a result of the write-off of payables owed to the Local General Partner and a non-cash contribution to the Partnership of approximately $118,000 as a result of the write-off of advances owed by 14th Street to an affiliate of the General Partner. The sale resulted in the liquidation of 14th Street.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. The Partnership received $7,404 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,793,000. The sale resulted in a gain of approximately $2,095,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to Willoughby from its Local General Partner of approximately $47,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Willoughby.

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

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $65,822 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $1,732,000. The sale resulted in a gain of approximately $647,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to Concourse Artists from its Local General Partner of approximately $30,000 resulting from the write-off of payables owed to the Local General Partner. The sale resulted in the liquidation of Concourse Artists.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $436,077 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)



approximately $6,829,000. The sale resulted in a gain of approximately $3,144,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a non-cash distribution from Robin Housing to its Local General Partner of approximately $25,000 resulting from the write-off of receivables owed by the Local General Partner. The sale resulted in the liquidation of Robin Housing.

On January 17, 2006, the Partnership's remaining limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner's conversion of the property to condominium ownership. The Partnership received proceeds of $375,000 from this sale. Because Santa Juanita was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to Santa Juanita from its Local General Partner of approximately $881,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $1,256,000 and the $375,000 cash received from the sale. The sale resulted in the liquidation of Santa Juanita.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a sale price of $3,000,000. The Partnership received proceeds of $3,000,000 from this sale. Because Bayamon was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to Bayamon from its Local General Partner of approximately $2,768,000 which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $232,000 and the $3,000,000 cash received from the sale. The sale resulted in the liquidation of Bayamon.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. ("Penn Alto") were sold to an unaffiliated third party purchaser for $1,625,000, which was used for the repayment of mortgages, other liabilities and closing costs. During the quarter ended September 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000. The sale resulted in a gain of approximately $50,000, resulting from the write-off of the basis in the property which was recognized during the quarter ended December 31, 2005. An adjustment to the gain of approximately $(190,000) was recorded during the quarter ended March 31, 2006, resulting in overall loss of approximately $140,000. The sale resulted in the liquidation of Penn Alto.

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associated, L.P. ("Upper Fifth") was sold to the Local General Partner for a sales price of $10. Because Upper Fifth was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to Upper Fifth from its Local General Partner of approximately $5,233,000. An additional non-cash contribution to Upper Fifth from its Local General Partner of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total non-cash contribution to Upper Fifth from the Local General Partner of approximately $5,353,000. Such contributions flowed through minority interest as a result of the write-off of the deficit basis in the property. The sale resulted in the liquidation of Upper Fifth.


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or classified as assets held for sale. As of December 31, 2006, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street and dWilloughby were classified as discontinued operations in the consolidated financial statements. As of March 31, 2006, Concourse Artists, Grand Concourse, Robin Housing, Rolling Green, Santa Juanita and Willoughby were classified as discontinued operations in the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)

Consolidated Balance Sheets of Discontinued Operations:

                                                               December 31,   March 31,
                                                                  2006          2006
                                                               -----------   -----------
Assets
  Property and equipment, net of accumulated depreciation of
    $0 and $19,741,689, respectively                           $         0   $15,717,185
  Cash and cash equivalents                                      1,083,933       266,521
  Cash held in escrow                                                    0     2,506,915
  Deferred costs, net of accumulated amortization of $0 and
    $587,508, respectively                                               0       588,413
  Other assets                                                   2,500,000       334,917
                                                               -----------   -----------
Total assets                                                   $ 3,583,933   $19,413,951
                                                               ===========   ===========

Liabilities
  Mortgage notes payable                                       $         0   $20,576,873
  Accounts payable and other liabilities                           250,000     1,516,457
  Accrued interest payable                                               0        36,849
  Security deposits payable                                              0       212,355
  Due to general partners and affiliates                                 0        78,158
  Due to local general partners and their affiliates                     0       618,245
  Minority interest                                                      0        98,077
                                                               -----------   -----------
Total liabilities                                              $   250,000   $23,137,014
                                                               ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2006, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Spring Creek, West 107th Street and Willoughby, which were sold during the nine months ended December 31, 2006, and Santa Juanita, which was sold during the year ended March 31, 2006, were all classified as discontinued operations on the consolidated financial statements. For the three and nine months ended December 31, 2005, Bayamon, Penn Alto and Upper Fifth, which were sold during the nine months ended December 31, 2005, and in order to present comparable results to the three and nine months ended December 31, 2006, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street and Willoughby, were classified as discontinued operations on the consolidated financial statements.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                                  Three Months Ended              Nine months Ended
                                                                     December 31,                    December 31,
                                                             ----------------------------    ----------------------------
                                                                 2006            2005*           2006            2005*
                                                             ------------    ------------    ------------    ------------
Revenues

Rental income                                                $  1,976,161    $  3,426,856    $  6,910,482    $ 10,936,693
Other                                                              21,725          33,704          90,245         197,238
(Loss) gain on sale of properties (Note 3)                     (2,922,027)         49,594       5,061,346           9,138
                                                             ------------    ------------    ------------    ------------
Total revenues                                                   (924,141)      3,510,154      12,062,073      11,143,069
                                                             ------------    ------------    ------------    ------------

Expenses

General and administrative                                        496,602         913,601       1,667,677       3,003,948
General and administrative-related parties (Note 2)               157,060         191,381         488,610         608,066
Repairs and maintenance                                           506,569         687,734       1,521,678       2,241,736
Operating                                                         216,342         339,451       1,320,472       1,738,347
Taxes                                                              63,570          82,707         242,608         306,341
Insurance                                                         119,940         196,496         442,839         723,210
Interest                                                          138,230         500,657         745,576       1,575,308
Depreciation and amortization                                      83,668         857,678         814,688       2,633,025
Loss on impairment of fixed assets                              1,500,000               0       3,540,000         850,000
                                                             ------------    ------------    ------------    ------------

Total expenses                                                  3,281,981       3,769,705      10,784,148      13,679,981
                                                             ------------    ------------    ------------    ------------

Loss before minority interest                                  (4,206,122)       (259,551)      1,277,925      (2,536,912)

Minority interest in loss (income) of subsidiaries from
  discontinued operations                                          90,283       2,328,396      (3,997,219)      7,581,843
                                                             ------------    ------------    ------------    ------------
Net (loss) income from discontinued operations
  (including (loss) gain on sale of properties)              $ (4,115,839)   $  2,068,845    $ (2,719,294)   $  5,044,931
                                                             ============    ============    ============    ============

(Loss) income - limited partners from discontinued
  operations (including (loss) gain on sale of properties)   $ (4,074,681)   $  2,048,157    $ (2,692,101)   $  4,994,482
                                                             ============    ============    ============    ============

Number of BACs outstanding                                      115,917.5       115,917.5       115,917.5       115,917.5
                                                             ============    ============    ============    ============

(Loss) income from discontinued operations (including
  (loss) gain on sale of properties) per BAC                 $     (35.15)   $      17.67    $     (23.22)   $      43.09
                                                             ============    ============    ============    ============


Cash flows from Discontinued Operations:

                                                           Nine months Ended
                                                              December 31,
                                                      ----------------------------
                                                          2006            2005*
                                                      ------------    ------------
Net cash used in operating activities                 $ (3,087,297)   $   (368,558)
                                                      ------------    ------------
Net cash provided by (used in) investing activities   $ 34,362,951    $    (93,359)
                                                      ------------    ------------
Net cash used in financing activities                 $(16,169,587)   $ (5,232,806)
                                                      ------------    ------------

* Reclassified for comparative purposes.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Note 5 - Commitments and Contingencies

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

Whittier
--------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $28,239 and $23,889 in 2005 and 2004, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $3,000 and $21,000 in the 2005 and 2004 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at December 31, 2006 and 2005 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $28,000 and $35,000 for the nine months ended December 31, 2006 and 2005. Subsequently, on January 11, 2007, Whittier entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 6).

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

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
--------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $65,000, and there is $271,230 due to the Partnership and $40,000 due to an affiliate of the General Partners. During 2006, the Partnership advanced Goodfellow $59,282 in the form of a long term interest free loan. The General Partners have informally indicated that the Partnership will continue to advance funds to Goodfellow in 2006, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

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

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 and $719,000 at December 31, 2006 and 2005, respectively. Williamsburg's net loss after minority interest amounted to approximately $88,000 and $211,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Partnership has advanced Williamsburg approximately $1,563,000.

                        LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


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

e)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that benefited from the low-income housing tax credit program ("Tax Credits"). The Partnership's entitlement to claim Tax Credits for each Property was ten years from the date of investment or, if later, the date the Property was placed into service ("Tax Credit Period"). The Local
Partnerships were required to comply with the Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. A portion of the Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) if there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) if there is a reduction in the Local Partnership interest in the Property at any time during the Compliance Period that began with the first tax year of the Tax Credit Period. The Compliance Periods began to end on January 1, 2004 and have ended as of December 31, 2006.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2006, no more than 38% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. As of December 31, 2006, there are seven Local Partnerships subsidized by HUD. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.


Note 6 - Subsequent Event

On January 11, 2007, Whittier Plaza Associates, L.P. ("Whittier") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,444,500. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during the quarter ending March 31, 2007. No assurance can be given that the sale will actually occur. As of September 30, 2006, Whittier had property and equipment, at cost, of approximately $1,608,000, accumulated depreciation of approximately $854,000 and mortgage debt of approximately $1,600,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. As of December 31, 2006, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. For a discussion of these sales, see Item 1, Note 3. Subsequently, on January 11, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Item 1, Note 6).


Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership annually discloses in Item 7 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the nine months ended December 31, 2006 and 2005, cash distributions of approximately $3,000 and $246,000, respectively, were received by the Partnership from operations of the Local Partnerships. In addition, during the nine months ended December 31, 2006 and 2005, cash distributions from the sales of properties and their related assets and liabilities amounted to approximately $12,430,000 and $0, respectively. Additionally, during the nine months ended December 31, 2006 and 2005, the Partnership received approximately $817,000 and $100,000 as proceeds from the sale of limited partnership interests.

For the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($12,185,000). This increase is attributable to proceeds from sale of investments of approximately ($34,368,000) and an increase in due to selling partners of approximately ($6,000) which exceeded net cash used in operating activities of approximately ($1,398,000), improvements to property and equipment of approximately ($99,000), costs paid relating to sale of properties of approximately ($3,285,000), an increase in cash held in escrow relating to investing activities of approximately ($53,000), repayments of mortgage notes of approximately ($14,003,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately ($3,350,000). Included in the adjustments to reconcile net loss to net cash provided by operating activities are depreciation and amortization of approximately ($2,495,000), gain on sale of properties of approximately ($5,061,000) and a loss on impairment of property and equipment of ($3,540,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $11,987,000 at December 31, 2006.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative - related parties and provision for impairment of fixed assets, totaled $1,628,568, $2,034,005, $4,937,867 and $5,369,449 respectively.

Accounts payable and other liabilities totaled $2,936,992 and $3,212,976 as of December 31, 2006 and March 31, 2006, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable as of December 31, 2006 and March 31, 2006 are approximately $0 and $352,000 of deferred revenue from sales, respectively. In addition, accounts payable from discontinued operations as of December 31, 2006 and March 31, 2006 totaled $250,000 and $1,516,457, respectively.

Accrued interest payable as of December 31, 2006 and March 31, 2006 was $1,816,098 and $1,793,739, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 31, 2006 and March 31, 2006, totaled $0 and $36,849, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $14,751,000 and $14,970,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 5. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period during which the Properties must comply with various rent and other restrictions.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the nine months ended December 31, 2006, the Partnership has recorded $3,540,000 as a loss on impairment of assets. Through December 31, 2006, the Partnership has recorded approximately $15,022,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were no assets classified as property and equipment-held for sale at December 31, 2006. See Item 1, Note 4 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2006 and 2005, as discussed below, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 4).

Rental income increased approximately 5% and 3% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to increases in occupancy at three Local Partnerships.

Other income increased approximately $32,000 and $141,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income earned on a promissory note from the sale of a Local Partnership at the Partnership level, a real estate tax rebate received at one Local Partnership, an increase in interest income due to higher reserve balances at a second Local Partnership and an increase in tenant charges including charges for property damage and late fees at two additional Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, repair and maintenance, and insurance, increased less than 1% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005.

General and administrative expenses decreased approximately $230,000 and $523,000 for the three and nine months ended December 31, 2006, respectively as compared to the corresponding periods in 2005, primarily due to two Local Partnerships changing from using unrelated management agents to using their respective Local General Partners as management agents and a decrease in legal costs relating to sales activity at the Partnership level.

General and administrative-related parties expenses decreased approximately $94,000 and $85,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in partnership management fees and overhead expenses at the Partnership level as a result of the sales of properties, offset by an increase in property management fees incurred to affiliates of the Local General Partners due to two Local Partnerships changing from using unrelated management agents to using their respective Local General Partners as management agents.

Repair and maintenance expenses decreased approximately $118,000 for the three months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in costs of general maintenance and plumbing contracts at one Local Partnership, a decrease in carpet replacement expenses at a second Local Partnership partially offset by increase in repair and maintenance contracts such as carpeting and fire protection at a third Local Partnership.

Insurance expenses decreased approximately $43,000 and $63,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to new insurance carriers and lower rates at two Local Partnerships and an overaccrual of insurance expenses in 2005 at two additional Local Partnerships.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments. There are no material changes to such disclosure or amounts as of December 31, 2006.


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


                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)


                                     By:  RELATED CREDIT PROPERTIES II L.P.,
                                          a General Partner


                                          By: Related Credit Properties II Inc.,
                                              its General Partner


Date:  February 9, 2007
       ----------------
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President
                                                  (Chief Executive Officer and
                                                  Chief Financial Officer)


                                     By:  LIBERTY GP II INC.,
                                          a General Partner


Date: February 9, 2007
      ----------------
                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              President


                                          and


                                     By:  LIBERTY ASSOCIATES II, L.P.
                                          a General Partner


                                          By: Related Credit Properties II Inc.,
                                              a General Partner


Date: February 9, 2007
      ----------------
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President


                                              and


                                          By: Liberty GP II Inc.,
                                              a General Partner


Date: February 9, 2007
      ----------------
                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: February 9, 2007
               ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 9, 2007