Form 10-K
period 2007-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2007-06-28
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was $(6,485,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
     None

                                     PART I

Item 1.  Business

General
-------

Liberty Tax Credit Plus II L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The ultimate parent of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships") each of which owns one or more leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit (the "Historic Rehabilitation Tax Credit"). Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership's investment in each Local Partnership represents from 73.52% to 98% of the partnership interests in the Local Partnership. The Partnership had originally acquired interests in twenty-seven Local Partnerships. The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the fiscal year ended March 31, 2007, the property and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interests in six Local Partnerships were sold. In addition, as of March 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. Subsequently, on April 20, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Item 8, Note 14). See Item 2, Properties.

Liberty Associates is the special limited partner in all remaining eight Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). For the year ended March 31, 2007, the Partnership recorded approximately $3,540,000 as a loss on impairment of fixed assets. Through March 31, 2007, the Partnership has recorded approximately
$15,022,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. As of March 31, 2007, the Tax Credit Periods and Compliance Periods for all of the Properties have expired.

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

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partners of the Local Partnership ("Local General Partners") undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership's investment ("Guarantee Period"). Generally the amounts funded pursuant to the operating deficit guarantee (the "Operating Deficit Guarantee") have been treated as Operating Loans, do not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party
Transactions. As of March 31, 2007, all Operating Deficit Guarantees have expired.

As of March 31, 2007, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective. During and through the fiscal year ended March 31, 2007, distributions from sales proceeds were made to the BACs holders of approximately $8,927,000 and to the General Partners of approximately $90,000.

Government Regulations
----------------------

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 38% of the Properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development ("HUD") subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. As of March 31, 2007, there were seven Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------

The Partnership operates in one segment, which is the investment in multi-family residential properties. Financial information about this segment is set forth in
Item 8 hereto.

Sale of Properties
------------------

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. As of March 31, 2007, the property and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. In addition, as of March 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on April 20, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Item 8, Note 14).

On December 19, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. ("West 107th Street") were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities. During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000. The sale resulted in a loss of approximately $215,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a net non-cash contribution to the Partnership of approximately $265,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner.

On December 19, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. ("96th Street") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000. The sale resulted in a loss of approximately $214,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Partnership of approximately $597,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner.

On December 31, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. ("Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,100,000 including a note receivable in the amount of $2,500,000. The Partnership received $12,280,115, as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $2,170,000. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000. The sale resulted in a gain of approximately $145,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a net non-cash distribution to the Partnership of approximately $1,176,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.

On October 25, 2006, the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") was sold to the Local General Partner for a sales price of $399,990. The Partnership received proceeds of $399,990 from this sale. The sale resulted in a gain of approximately $1,940,000 resulting from the write-off of the deficit basis in the property of approximately $1,540,000 and the $399,990 cash received from the sale.

On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008. As of March 31, 2007, $150,000 has been received against the $850,000 and the balance of $700,000 is included in other assets at March 31, 2007. The sale resulted in gain of approximately $1,133,000 resulting from the write-off of the deficit basis in the property of approximately $240,000 at the date of the sale and the $892,490 proceeds resulting from the sale.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. ("14th Street") were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000. The sale resulted in a loss of approximately $614,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a net non-cash contribution to the Partnership of approximately $539,000 as a result of the write-off of advances owed by 14th Street to an affiliate of the General Partner. The sale resulted in the liquidation of 14th Street.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There was no distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,033,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $200,066 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,737,000. The sale resulted in a gain of approximately $2,491,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $66,147 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $1,731,000. The sale resulted in a gain of approximately $704,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $443,807 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $6,821,000. The sale resulted in a gain of approximately $3,339,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On January 17, 2006, the Partnership's remaining 80% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner's conversion of the property to condominium ownership. The Partnership received proceeds of $375,000 from this sale. The sale resulted in a loss of approximately $907,000 resulting from the write-off of the basis in the property of approximately $1,282,000 and the $375,000 cash received from the sale.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a sale price of $3,000,000. The Partnership received proceeds of $3,000,000 from this sale. The sale resulted in a gain of approximately $2,728,000 resulting from the write-off of the basis in the property of approximately $272,000 and the $3,000,000 cash received from the sale.

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

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000. The sale resulted in a gain of $100,000 which was recognized during the quarter ended September 30, 2005. The remaining 80% of limited partnership interest was sold on January 17, 2006 (see above for discussion).

On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth") was sold to the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $5,192,000 which was recognized during the quarter ended December 31, 2005. An additional gain of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total gain of approximately $5,312,000, resulting from the write-off of the deficit basis in the property.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for a sales price of $7,097,000, resulting in a loss of approximately $1,334,000, resulting from the write-off of the basis in the property. The sale resulted in the liquidation of Property Development.

On September 21, 2004, the Partnership's limited partnership interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note was to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note was to be paid upon refinancing or sale of the Property, but in no event later than 10 years. In April 2006 both notes were fully paid. The sale resulted in a gain of approximately $1,006,000, resulting from the write-off of the deficit basis in the property.

Assets Held for Sale
--------------------

On February 1, 2007, Williamsburg Residential, L.P. ("Williamsburg") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,250,346. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,211,000 and mortgage debt of approximately $1,833,000.

On January 11, 2007, Whittier Plaza Associates, L.P. ("Whittier") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,444,500. The sales documents have been executed and the initial deposit funds were being held in escrow. As of December 31, 2006, Whittier had property and equipment, at cost, of approximately $1,608,000, accumulated depreciation of approximately $864,000 and mortgage debt of approximately $1,579,000. The closing occurred subsequently on April 20, 2007 (see Item 8, Note 14).

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

Item 1A. Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 38% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 31, 2007, there were seven Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Partnership had originally acquired an interest as a limited partner in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the fiscal year ended March 31, 2007, the property and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Except for the one Local Partnership listed below, the following is the allocation of ownership percentage as of March 31, 2007 for each of the eight remaining Local Partnerships:


Local General Partner                                           1%
Special Limited Partner                                         1%
Limited Partner - Liberty Tax Credit Plus II L.P.              98%

                        Local
                       General        Special          Liberty Tax           Other
                      Partner(s)  Limited Partner  Credit Plus II L.P.  Limited Partners*
                      ----------  ---------------  -------------------  -----------------
United Glen Arden I       1%             1%               73.52%             24.48%

* Each is an affiliate of the Partnership with the same management.

                           Local Partnership Schedule
                           --------------------------


                                                                                % of Units Occupied at May 1,
                    Name and Location                                           ----------------------------
                    (Number of Units)                         Date Acquired     2007  2006  2005  2004  2003
-----------------------------------------------------------   --------------    ----  ----  ----  ----  ----
Polynesian Apartments Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (84)                                          July 1988          (b)   (b)   (b)   (b)    98
Seagrape Village Associates, Ltd.
  (a Limited Partnership)
  Homestead, FL (112)                                         July 1988          (b)   (b)   (b)   (b)    98
Metropolitan Towers Associates, L.P.
  Rio Piedras, PR (150)                                       December 1988      (h)    91    98    96    91
Westminster Place II - Olive Site, L.P.
  St. Louis, MO (84)                                          October 1988        98    76    98    98    94
Property Development Associates, L.P.
  Kansas City, MO (232)                                       December 1988      (c)   (c)   (c)    82    81
Whittier Plaza Associates Limited Partnership
  St. Louis, MO (27)                                          December 1988       81    95    89   100   100
United-Glen Arden I Limited Partnership
  Glen Arden, MD (354)                                        December 1988       91    97    94    95    97
United-Glen Arden II Limited Partnership
  Glen Arden, MD (238)                                        December 1988       97    99    96    99    98
Rolling Green Limited Partnership
  Chicago, IL (224)                                           December 1988      (h)    99    93    99    95
Santa Juanita II Limited Partnership
  Bayamon, PR (46)                                            December 1988      (f)   (f)    91    96   100
Spring Creek Associates, L.P.
  (a Delaware Limited Partnership)
  Brooklyn, NY (582)                                          December 1988      (g)    98    98   100    98
East Two Thirty-Five Associates
  (a Delaware Limited Partnership)
  New York, NY (17)                                           December 1988      (g)    94    94    94   100
Upper Fifth Avenue Residential Associates, L.P.
  New York, NY (151)                                          January 1989       (f)   (f)    94    98    97
West 107th Street Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (25)                                           January 1989       (g)   100   100   100   100
General Atlantic Second Avenue Associates, L.P.
  (a Delaware Limited Partnership)
  New York, NY (18)                                           January 1989       (g)   100   100    94   100
Church Lane Associates
  Germantown, PA (40)                                         February 1989      100    98   100    98   100
Campeche Isle Apartments Limited Partnership
  Galveston, TX (208)                                         May 1989           (a)   (a)   (a)   (a)   (a)
Robin Housing Associates
  (a Limited Partnership)
  Bronx, NY (100)                                             November 1988      (g)   100    96    99    96
Concourse Artists Housing Associates
  (a Limited Partnership)
  Bronx, NY (23)                                              November 1988      (g)   100   100    96    96

                           Local Partnership Schedule
                           --------------------------
                                  (continued)

                                                                                % of Units Occupied at May 1,
                    Name and Location                                           ----------------------------
                    (Number of Units)                         Date Acquired     2007  2006  2005  2004  2003
-----------------------------------------------------------   --------------    ----  ----  ----  ----  ----
2051 Grand Concourse Housing Associates
  (a Limited Partnership)
  Bronx, NY (63)                                              November 1988      (g)    97    97    95    98
Willoughby-Wyckoff Housing Associates
  (a Limited Partnership)
  Brooklyn, NY (68)                                           November 1988      (g)    96    93    94    99
Goodfellow Place Limited Partnership
  St. Louis, MO (71)                                          May 1989            83    92    90    94    97
Penn Alto Associates Limited Partnership
  Altoona, PA (150)                                           June 1989          (e)   (e)    90    83    84
Gramco Development Limited Dividend Partnership, L.P.
  Bayamon, PR (300)                                           July 1989          (f)   (f)    92    92    98
Alexis Park Apartments A Louisiana Partnership in Commendam
  Bossier City, LA (280)                                      July 1989          (d)   (d)   (d)    91    96
Williamsburg Residential, L.P.
  Wichita, KS (76)                                            August 1989         90    89    90    76    81
Victory Apartments
  Chicago, IL (107)                                           September 1989      95    97   100    95    94

(a) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7 below).
(b) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Item 7 below).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(d) The limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006 (see Item 7 below).
(f) The limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Item 7 below).
(g) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007 (see Item 7 below).
(h) The limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Item 7 below).


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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Stockholders

None

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership had issued and has outstanding 115,917.5 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $115,917,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 115,917.5 BACs to the purchasers thereof for an aggregate purchase price of $115,917,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2007, the Partnership had 7,752 registered holders of an aggregate of 115,917.5 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate  capital  contribution  of  $2,000,  are  held  by the  three  General
Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions. During and through March 31, 2007, distributions from sales proceeds were made to the BACs holders of approximately $8,927,000 and to the General Partners of approximately $90,000. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Transfer Procedures
-------------------
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

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

     o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                        Years Ended March 31,
                                           ---------------------------------------------------------------------------------
              OPERATIONS                       2007             2006*            2005*            2004*            2003*
---------------------------------------    -------------    -------------    -------------    -------------    -------------
Revenues                                   $   8,206,557    $   8,014,603    $   7,815,103    $   7,624,411    $   7,984,159

Operating expenses                           (11,214,722)     (11,807,868)     (10,960,008)     (11,549,520)     (12,343,624)
                                           -------------    -------------    -------------    -------------    -------------

Loss from operations before
 minority interest and extraordinary
 items                                        (3,008,165)      (3,793,265)      (3,144,905)      (3,925,109)      (4,359,465)

Minority interest in loss of
 subsidiaries from operations                      1,115              589            1,935            1,360            5,555
                                           -------------    -------------    -------------    -------------    -------------

Loss from operations                          (3,007,050)      (3,792,676)      (3,142,970)      (3,923,749)      (4,353,910)

(Loss) income from discontinued
 operations including gain (loss) on
 sale and minority interest                   (2,834,020)       3,091,105       (1,480,853)      (3,546,253)      (3,607,467)
                                           -------------    -------------    -------------    -------------    -------------

Net loss                                   $  (5,841,070)   $    (701,571)   $  (4,623,823)   $  (7,470,002)   $  (7,961,377)
                                           =============    =============    =============    =============    =============

Per unit amounts:

Loss from operations per BAC               $      (25.68)   $      (32.39)   $      (26.84)   $      (33.51)   $      (37.18)

(Loss) income from discontinued
 operations  including gain (loss)
 on sale and minority interest per
 BAC                                              (24.21)           26.40           (12.65)          (30.29)          (30.81)
                                           -------------    -------------    -------------    -------------    -------------

Net loss per BAC                           $      (49.89)   $       (5.99)   $      (39.49)   $      (63.80)   $      (67.99)
                                           =============    =============    =============    =============    =============

* Reclassified for comparative purposes

                                                                               March 31,
                                           ---------------------------------------------------------------------------------
         FINANCIAL POSITION                    2007             2006             2005             2004             2003
---------------------------------------    -------------    -------------    -------------    -------------    -------------
Total assets                               $  40,927,054    $  84,456,842    $ 121,633,650    $ 138,055,440    $ 153,051,595
                                           =============    =============    =============    =============    =============

Total liabilities                          $  50,123,755    $  93,899,077    $ 127,239,339    $ 137,513,369    $ 144,869,224
                                           =============    =============    =============    =============    =============

Minority interest                          $     (19,986)   $  (2,573,125)   $     561,850    $   2,123,287    $   2,293,585
                                           =============    =============    =============    =============    =============

Total partners' (deficit) capital          $  (9,176,715)   $  (6,869,110)   $  (6,167,539)   $  (1,581,216)   $   5,888,786
                                           =============    =============    =============    =============    =============


During the years ended March 31, 2003 through 2005, total assets and liabilities decreased primarily due to the sale of Local Partnerships. During the years ended March 31, 2007 and 2006, total assets and liabilities decreased due to the sale of Local Partnerships as well as losses on impairment of property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the year ended March 31, 2007, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. For a discussion of these sales, see Sale of Properties (Item 8, Note 10). In addition, as of March 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Item 8, Note 11). Subsequently, on April 20, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see
Item 8, Note 14).

Short-Term
----------

During the year ended March 31, 2007, the Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local
Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the years ended March 31, 2007, 2006 and 2005, cash distributions received from the Local Partnerships were approximately $12,993,000, $246,000 and $4,000, respectively, which included distributions from sales amounting to approximately $12,990,000, $0 and $21,000, respectively. Additionally, during the years ended March 31, 2007, 2006 and 2005, approximately $1,667,000, $3,100,000 and $1,000,000, respectively, of sales proceeds were received by the Partnership from the sale of partnership interest. The Partnership had a working capital of approximately $3,159,000 on March 31, 2007.

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

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,057,000 and $15,022,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $2,023,000 and $14,970,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, the Partnership deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $12,325,000. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $33,000 and $52,000 were accrued and unpaid as of March 15, 2007 and 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 31, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,892,000. This increase was due to proceeds from sales ($33,668,000) and an increase in due to selling partners ($8,000) which exceeded net cash used in operating activities ($1,200,000), improvements to property and equipment ($536,000), cost paid relating to sale of properties ($2,148,000), an increase in cash held in escrow ($147,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($3,480,000) and net repayments of mortgage notes ($14,255,000). In the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties of approximately ($9,414,000), depreciation and amortization of approximately ($3,046,000) and a loss on impairment of fixed assets of ($3,540,000).

Total expenses for the years ended March 31, 2007, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $5,410,212, $5,571,250 and $4,882,435, respectively.

Accounts payable and other liabilities totaled $1,787,747 and $3,212,976, as of March 31, 2007 and 2006, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2007 and 2006 was $2,944,857 and $1,793,739, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective

Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the Compliance Period during which the Properties must comply with various rent and other restrictions. As of March 31, 2007, the Compliance Periods for all the Properties have ended.

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

Discontinued Operations
-----------------------
For a discussion of discontinued operations, see Note 13 in Item 8.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments from operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $34,049,829   $   438,433   $   966,519   $ 1,100,234   $31,544,643
                             ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $185,000 including principal and interest at rates varying from 1% to 9% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership's rents and leases and is without further recourse.


The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                            Less than       1 - 3         3 -5        More than
                                Total         1 Year        Years         Years        5 Years
                             -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)   $ 3,412,534   $ 1,855,554   $    48,621   $    54,804   $ 1,453,555
                             ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $26,000 including principal and interest with rates varying from 1% to 10.75% per annum and have maturity dates through 2030. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.


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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2007, the Partnership has recorded $3,540,000 as a loss on impairment of fixed assets. Through March 31, 2007, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at March 31, 2007. See Notes 10 and 13 in Item 8 regarding assets held for sale and discontinued operations.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                          Years Ended March 31,
                                  ------------------------------------
                                     2007         2006*        2005*
                                  ----------   ----------   ----------
          Interest                $  267,313   $   66,367   $   62,349
          Other                      160,257      245,652      105,315
                                  ----------   ----------   ----------
            Total other revenue   $  427,570   $  312,019   $  167,664
                                  ==========   ==========   ==========

         * Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                          Years Ended March 31,
                                  ------------------------------------
                                     2007         2006*        2005*
                                  ----------   ----------   ----------
          Interest                $  206,851   $  155,917   $   35,448
          Other                      470,692      583,809    1,491,525
                                  ----------   ----------   ----------
                                  ----------   ----------   ----------
            Total other revenue   $  677,543   $  739,726   $1,526,973
                                  ==========   ==========   ==========

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

Results of Operations
---------------------

The net loss for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively) totaled $(5,841,070), $(701,571) and $(4,623,823), respectively.

The majority of the Local  Partnerships'  revenues continue to be in the form of
rental  income  with  the  corresponding   expenses  divided  among  operations,
depreciation and mortgage interest.

As of December 31, 2003 all the Local Partnerships had completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. As of March 31, 2007, the Compliance Periods for all the Properties have ended.

The following is a summary of the results of operations of the Partnership for the 2006, 2005 and 2004 Fiscal Years, respectively, excluding the results of its discontinued operations which are not reflected in the following discussions (see Item 8, Note 13).

2006 vs. 2005
-------------

Rental income increased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to increases in rental rates and decreases in vacancies at five Local Partnerships partially offset by a decrease in occupancy at three Local Partnerships.

Other income increased approximately $116,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in interest income at the Partnership level resulting from the increase in proceeds from the sale of properties, a real estate tax rebate received at one Local Partnership and an increase in interest income resulting from higher reserve balances at a second Local Partnership, partially offset by the write-off of debt due to forgiveness at a third Local Partnership.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with a decrease of approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year. For the year ended March 31, 2007, the Partnership recorded $3,540,000 as a loss on impairment of fixed assets.

General and administrative-related parties expenses decreased approximately $475,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

2005 vs. 2004
-------------
Rental income increased approximately 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to increases in rental rates and decreases in vacancies at the Local Partnerships.

Other income increased approximately $144,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to the write-off of accrued interest at one Local Partnership.

Total expenses, excluding repairs and maintenance, operating and other and insurance, remained fairly consistent with an increase of approximately 2% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year. For the year ended March 31, 2006, the Partnership recorded $6,075,000 as a loss on impairment of fixed assets.

Repairs and maintenance expenses increased approximately $649,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in security contract costs due to violent crimes and an increase in repair contracts at one Local Partnership and an increase in costs related to building and apartment restoration as well as landscaping and plumbing at a second Local Partnership.

Operating and other expenses increased approximately $116,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in gas and electricity costs at several Local Partnerships.

Insurance expenses decreased approximately $85,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to a decrease in the insurance premium due to a change in the insurance provider at two Local Partnerships and a decrease in the health insurance premium due to a change in the employment policy under new management at a third Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Whittier Plaza Associates Limited Partnership ("Whittier")
----------------------------------------------------------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $24,274 and $28,239 in 2006 and 2005 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $5,000 and $3,000 in the 2006 and 2005 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2007 and 2006 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $24,000, $28,000 and $24,000 for the 2006, 2005 and 2004 Fiscal Years. Subsequently, on April 20, 2007, the property and the related assets and liabilities of Whittier were sold (see Item 8, Note 14).

Westminster Place II - Olive Site, L.P. ("Westminster")
-------------------------------------------------------
The financial statements for Westminster have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Westminster as a going concern. Westminster's rental subsidy fund agreement with the Missouri Housing Development Commission ("MHDC") was depleted in June 2004. Westminster has been approved by the MHDC for rental increases, however, these increases have not been sufficient to cover the loss of the rental subsidy payments. The loss of the rental subsidy payments and insufficient rental increases raise substantial doubt about Westminster's ability to continue as a going concern. Management is exploring a sale of Westminster and will continue to submit requests for rental increases for MHDC approval.

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $42,000, and there is $313,730 due to the General Partners and their affiliates. During 2006, the General Partners advanced Goodfellow $77,582 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2007, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Williamsburg Residential, L.P. ("Williamsburg")
-----------------------------------------------
In November 1996, the Local General Partner of Williamsburg stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2006 and is expected to continue to do so during 2007.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 and $719,000 at March 31, 2007 and 2006, respectively. Williamsburg's net loss after minority interest amounted to approximately $82,000, $241,000 and $283,000 for the 2006, 2005, and 2004 Fiscal Years, respectively. As of March 31, 2007, the Partnership has advanced Williamsburg approximately $1,571,000. On February 1, 2007, Williamsburg entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Item 8, Note 10).

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

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

        Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           16

        Consolidated Balance Sheets at March 31, 2007 and 2006            41

        Consolidated Statements of Operations for the Years Ended
          March 31, 2007, 2006 and 2005                                   42

        Consolidated Statements of Changes in Partners' (Deficit)
          Capital for the Years Ended March 31, 2007, 2006 and
          2005                                                            43

        Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2007, 2006 and 2005                                   44

        Notes to Consolidated Financial Statements                        46

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twelve (2006 Fiscal
Year), thirteen (2005 Fiscal Year), and eleven (2004 Fiscal Year) subsidiary partnerships whose income (losses) aggregated $6,108,161, $(7,418,882) and $(1,984,913) for the 2006, 2005 and 2004 Fiscal Years, respectively, and whose assets constituted 68% and 42% of the Partnership's assets at March 31, 2007 and 2006, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $186,984 (Fiscal 2006), $263,008 (Fiscal 2005) and $146,138 (Fiscal 2004) and their assets aggregated $5,311,512 and $5,499,209 at March 31, 2007 and 2006, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 28, 2007

[Letterhead of JOSE E. ROSARIO & CO.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheet of Metropolitan Towers Associates, LP as of July 31, 2006, and the related statement of loss and changes in partners' deficit and cash flows for the seven months period then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP as of July 31, 2006, and the results of its operations and changes in partners' deficit and cash flows for the seven month period then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.


/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
San Juan, Puerto Rico
September 21, 2006

Stamp No. 2198027 of the Puerto Rico Society of Certified Public Accountants is affixed to the original of this report.

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

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 28, 2007

[Letterhead of Habif, Arogeti & Wynne, P.C.]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
United - Glenarden II Limited Partnership

We have audited the accompanying balance of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 28, 2007

[Letterhead of BAERSON, WITONSKI, PATEL, BERKOWITZ & RUBIN LLC]

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of
ROLLING GREEN LIMITED PARTNERSHIP
D/B/A Prairie View Apartments
Libertyville, IL

We have audited the accompanying balance sheets of Rolling Green Limited Partnership as of October 25, 2006 and December 31, 2005, and the related statements of operations, partners' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Limited Partnership as of October 25, 2006 and December 31, 2005, and the results of its operations, changes in partner's equity (deficit) and its cash flows for the period from January 1, 2006 through October 25, 2006 and for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAERSON, WITONSKI, PATEL, BERKOWITZ & RUBIN, LLC
Chicago, IL
January 4, 2007

[Letterhead of SOLOMON & ASSOCIATES LLC]

INDEPENDENT AUDITORS' REPORT

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


/s/ Zayas, Morazzani & Co.

February 16, 2006
San Juan, Puerto Rico

Stamp No. 2107202 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

Federal Employer Identification Number: 66-0365844

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Church Lane Associates

We have audited the accompanying balance sheet of Church Lane Associates as of December 31, 2006 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[Letterhead of MARDEN, HARRISON & KREUTER]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
Robin Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of Robin Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robin Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for a sale price of $7,265,000. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.

/s/ MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

White Plains, New York
February 16, 2007

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 27, 2006

[Letterhead of MARDEN, HARRISON & KREUTER]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
Concourse Artists Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of Concourse Artists Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concourse Artists Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for a sale price of $1,797,500. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.

/s/ MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

White Plains, New York
February 16, 2007

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 27, 2006

[Letterhead of MARDEN, HARRISON & KREUTER]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
2051 Grand Concourse Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of 2051 Grand Concourse Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' capital (deficiency), and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2051 Grand Concourse Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, on April 28, 2006, the Partnership sold its apartment building for a sale price of $4,937,500. In addition, as discussed in Note 9 to the financial statements, the General Partner is in discussions with the Limited Partners with respect to certain distributions and allocations of cash flow that were made during the period.

/s/ MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

White Plains, New York
February 16, 2007

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 27, 2006

[Letterhead of MARDEN, HARRISON & KREUTER]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Partners
Willoughby-Wyckoff Housing Associates
3743-A White Plains Road
Bronx, New York 10467

We have audited the accompanying balance sheet of Willoughby-Wyckoff Housing Associates (a limited partnership) as of November 30, 2006, and the related statements of income, partners' deficiency, and cash flows for the eleven months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willoughby-Wyckoff Housing Associates as of November 30, 2006, and the results of its operations and its cash flows for the eleven months then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 7 to the financial statements, on June 5, 2006, the Partnership sold its apartment building for a sale price of $4,800,000.

/s/ MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

White Plains, New York
February 16, 2007

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

White Plains, New York
January 27, 2006

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2006 and 2005, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our report on our audits of Goodfellow Place Limited Partnership for 2006 and 2005 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of operating expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information for 2006 and 2005 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

March 7, 2007
St. Louis, Missouri

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

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITORS' REPORT

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


/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 19, 2007

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

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
February 2, 2006

[Letterhead of MAYER HOFFMAN MCCANN P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Victory Apartments

We have audited the accompanying balance sheets of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2006 and 2005, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a reports dated February 22, 2007, on our consideration of the Partnership's internal control over financial reporting. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued an opinion dated February 22, 2007, on the Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
February 22, 2007

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
ASSETS

Operating assets:
 Property and equipment, at cost, less accumulated depreciation
   (Notes 2, 4 and 7)                                                $ 25,652,480    $ 54,990,067
 Cash and cash equivalents (Notes 2, 3 and 12)                          4,001,566       1,317,529
 Cash held in escrow (Notes 2, 3 and 5)                                 2,453,458       5,379,413
 Deferred costs - less accumulated amortization (Notes 2 and 6)         1,290,276       1,514,771
 Other assets                                                           1,514,685       1,841,111
                                                                     ------------    ------------

Total operating assets                                                 34,912,465      65,042,891
                                                                     ------------    ------------

Assets of discontinued operations (Note 13):
 Property and equipment held for sale, net of accumulated
   depreciation (Note 4)                                                2,370,180      15,717,185
 Net assets held for sale                                               3,644,409       3,696,766
                                                                     ------------    ------------
Total discontinued assets                                               6,014,589      19,413,951
                                                                     ------------    ------------

Total assets                                                         $ 40,927,054    $ 84,456,842
                                                                     ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities:
 Mortgage notes payable (Notes 3 and 7)                              $ 34,049,829    $ 43,080,898
 Accounts payable and other liabilities                                 1,787,747       3,212,976
 Accrued interest payable                                               2,944,857       1,793,739
 Security deposit payable                                                 257,600         677,709
 Due to local general partners and affiliates (Note 8)                  3,103,199       5,940,262
 Due to general partners and affiliates (Note 8)                          644,814      14,760,044
 Due to selling partners                                                  885,000       1,296,435
                                                                     ------------    ------------

Total operating liabilities                                            43,673,046      70,762,063
                                                                     ------------    ------------

Liabilities of discontinued operations (Note 13):
 Mortgage notes payable of assets held for sale (Note 7)                3,412,534      20,576,873
 Net liabilities held for sale (including minority interest)            3,038,175       2,560,141
                                                                     ------------    ------------
Total discontinued liabilities                                          6,450,709      23,137,014
                                                                     ------------    ------------

Total liabilities                                                      50,123,755      93,899,077
                                                                     ------------    ------------

Minority interests (Note 2)                                               (19,986)     (2,573,125)
                                                                     ------------    ------------

Commitments and contingencies (Notes 8 and 12)

Partners' deficit:
 Limited partners (115,917.5 BACs issued and outstanding) (Note 1)    (20,516,475)     (5,806,860)
 General partners                                                      11,339,760      (1,062,250)
                                                                     ------------    ------------

Total partners' deficit                                                (9,176,715)     (6,869,110)
                                                                     ------------    ------------

Total liabilities and partners' deficit                              $ 40,927,054    $ 84,456,842
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years Ended March 31,
                                                               --------------------------------------------
                                                                   2007            2006*           2005*
                                                               ------------    ------------    ------------
Operations:
Revenues
Rental income                                                  $  7,778,987    $  7,702,584    $  7,647,439
Other (Note 11)                                                     427,570         312,019         167,664
                                                               ------------    ------------    ------------

Total revenues                                                    8,206,557       8,014,603       7,815,103
                                                               ------------    ------------    ------------

Expenses
General and administrative                                        1,302,545       1,432,868       1,427,000
General and administrative-related parties (Note 8)               1,607,211       2,082,354       1,992,206
Repairs and maintenance                                           2,496,492       2,534,369       1,885,410
Operating and other                                                 768,092         786,555         670,056
Real estate taxes                                                   489,299         468,220         466,153
Insurance                                                           353,784         349,238         433,816
Financial, primarily interest                                     1,956,193       2,003,481       2,032,883
Depreciation and amortization                                     2,241,106       2,150,783       2,052,484
                                                               ------------    ------------    ------------

Total expenses                                                   11,214,722      11,807,868      10,960,008
                                                               ------------    ------------    ------------

Loss from operations before minority interest                    (3,008,165)     (3,793,265)     (3,144,905)

Minority interest in loss of subsidiaries from operations             1,115             589           1,935
                                                               ------------    ------------    ------------

Loss from operations                                             (3,007,050)     (3,792,676)     (3,142,970)

Discontinued operations:

(Loss) income from discontinued operations (including
  minority interest) (Note 13)                                   (2,834,020)      3,091,105      (1,480,853)
                                                               ------------    ------------    ------------

Net loss                                                       $ (5,841,070)   $   (701,571)   $ (4,623,823)
                                                               ============    ============    ============

Loss from  operations - limited partners                       $ (2,976,979)   $ (3,754,749)   $ (3,111,540)
(Loss) income from discontinued operations (including
  minority interest and gain (loss) on sale of properties) -
  limited partners                                               (2,805,680)      3,060,194      (1,466,045)
                                                               ------------    ------------    ------------

Net loss - limited partners                                    $ (5,782,659)   $   (694,555)   $ (4,577,585)
                                                               ============    ============    ============

Number of BACs outstanding                                        115,917.5       115,917.5       115,917.5
                                                               ============    ============    ============

Loss from operations per BAC                                   $     (25.68)   $     (32.39)   $     (26.84)
(Loss) income from discontinued operations (including
  minority interest and gain (loss) on sale of
  properties) per BAC                                                (24.21)          26.40          (12.65)
                                                               ------------    ------------    ------------

Loss per BAC                                                   $     (49.89)   $      (5.99)   $     (39.49)
                                                               ============    ============    ============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                                       Limited          General
                                                                       Total           Partners        Partners
                                                                     ------------    ------------    ------------
Partners' deficit - April 1, 2004                                    $ (1,581,216)   $   (534,720)   $ (1,046,496)
Contribution - write-off of related party debt                             37,500               0          37,500
Net loss                                                               (4,623,823)     (4,577,585)        (46,238)
                                                                     ------------    ------------    ------------

Partners' deficit March 31, 2005                                       (6,167,539)     (5,112,305)     (1,055,234)
Net loss                                                                 (701,571)       (694,555)         (7,016)
                                                                     ------------    ------------    ------------

Partners' deficit - March 31, 2006                                     (6,869,110)     (5,806,860)     (1,062,250)

Contribution  - write-off of partnership  management  fees related
to sold properties                                                     12,325,256               0      12,325,256
Contribution - write-off of related party debt                          2,339,116               0       2,339,116
Distribution - write-off of related party receivable                   (2,113,793)              0      (2,113,793)
Distributions                                                          (9,017,114)     (8,926,956)        (90,158)
Net loss                                                               (5,841,070)     (5,782,659)        (58,411)
                                                                     ------------    ------------    ------------

Partners' (deficit) capital - March 31, 2007                         $ (9,176,715)   $(20,516,475)   $ 11,339,760
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Years Ended March 31,
                                                                  --------------------------------------------
                                                                       2007           2006*           2005*
                                                                  ------------    ------------    ------------
Net loss                                                          $ (5,841,070)   $   (701,571)   $ (4,623,823)
                                                                  ------------    ------------    ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

 (Gain) loss on sale of properties                                  (9,413,765)     (7,900,514)        327,882
 Loss on impairment of fixed assets                                  3,540,000       6,075,000               0
 Depreciation and amortization                                       3,046,168       5,617,541       7,211,442
 Minority interest in loss of subsidiaries                           6,588,907      (2,764,829)     (1,807,710)
 Accrued interest added to principal of mortgage note payable                0          50,876          52,872
 Decrease (increase) in cash held in escrow                          2,249,748        (782,797)       (110,446)
 Decrease (increase) in other assets                                   209,417        (251,806)         64,505
 Increase in accounts payable and other liabilities                    122,993         253,385         513,880
 Increase (decrease) in accrued interest payable                     1,203,665         (73,571)        115,983
 Increase in security deposits payable                                  29,336          55,255          (2,146)
 Increase in due to local general partners and affiliates              192,987       1,366,799         168,458
 Decrease in due to local general partners and affiliates           (2,108,797)              0               0
 (Decrease) increase in due to general partners and affiliates      (1,019,676)     (2,267,341)      2,047,561
                                                                  ------------    ------------    ------------

 Total adjustments                                                   4,640,983        (622,002)      8,582,281
                                                                  ------------    ------------    ------------

Net cash (used in) provided by operating activities                 (1,200,087)     (1,323,573)      3,958,458
                                                                  ------------    ------------    ------------

Cash flows from investing activities:

 Proceeds from sale of properties                                   33,668,248       4,725,000         600,000
 Cost paid relating to sale of properties                           (2,148,378)              0               0
 (Increase) decrease in cash held in escrow                           (146,813)        137,819         179,466
 Improvements to property and equipment                               (536,351)     (1,140,093)     (1,278,534)
                                                                  ------------    ------------    ------------

Net cash provided by (used in) investing activities                 30,836,706       3,722,726        (499,068)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:

 Increase in deferred costs                                                  0        (122,024)        (81,560)
 Proceeds from mortgage notes                                                0       1,500,000               0
 Repayments of mortgage notes                                      (14,255,427)     (3,470,980)     (2,572,311)
 (Decrease) increase in due to selling partner                           7,500      (1,404,772)        126,838
 Distributions                                                      (9,017,114)              0               0
 (Decrease) increase in capitalization of consolidated
   subsidiaries attributable to minority interest                   (3,479,884)       (371,916)        283,617
                                                                  ------------    ------------    ------------

 Net cash used in financing activities                             (26,744,925)     (3,869,692)     (2,243,416)
                                                                  ------------    ------------    ------------

 Net increase (decrease) in cash and cash equivalents                2,891,694      (1,470,539)      1,215,974

 Cash and cash equivalents at beginning of period                    1,584,050       3,054,589       1,838,615
                                                                  ------------    ------------    ------------

 Cash and cash equivalents at end of period**                     $  4,475,744    $  1,584,050    $  3,054,589
                                                                  ============    ============    ============

Supplemental disclosure of cash flows information:
 Cash paid during the year for interest                           $  3,612,241    $  3,553,771    $  4,826,443
                                                                  ============    ============    ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (continued)

                                                                             Years Ended March 31,
                                                                  --------------------------------------------
                                                                       2007           2006*           2005*
                                                                  ------------    ------------    ------------

Summarized below are the components of the gain on sale of properties:

 Proceeds from sale of properties - net                           $(31,519,870)   $ (4,725,000)   $   (600,000)
 Decrease in property and equipment, net of accumulated
   depreciation                                                     37,200,647      22,640,201      11,680,909
 Decrease in deferred costs                                            231,064         123,211          59,327
 (Increase) decrease in other assets                                (2,526,819)      2,635,835        (317,636)
 Decrease in cash held in escrow                                     3,154,424         773,382         230,291
 Decrease in accounts payable and other liabilities                 (2,659,063)       (231,725)       (677,245)
 Decrease in accrued interest                                          (68,451)         (5,179)       (107,286)
 Decrease in security deposits payable                                (631,949)       (257,123)        (83,028)
 Decrease in mortgage notes payable                                (11,939,981)    (19,345,982)     (9,114,334)
 Decrease in due to local general partners and their affiliates     (1,349,552)     (9,570,635)       (203,820)
 Decrease in due to general partners and affiliates                    825,391         (37,500)       (539,296)
 Decrease in due to selling partners                                  (418,935)              0               0
 Capital contribution - general partners                               225,323               0               0
 Increase in capitalization of consolidated subsidiaries
   attributable to minority interest                                    64,006         100,001               0

Supplemental disclosures of non-cash investing and financing activities:

 Contribution from write-off of partnership management fees
   related to sold properties                                     $ 12,325,256    $          0    $          0
 Increase in other assets - proceeds receivable from sale of
   partnership limited interest                                       (700,000)              0               0


*  Reclassified for comparative purposes
** Cash and cash equivalents at end of period includes cash and cash equivalents
   from   discontinued   operations   of  $474,178,   $266,521   and   $111,730,
   respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the "Partnership"), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The ultimate parent of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

The Partnership's business is to invest in other limited partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged low-income multifamily residential complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties ("Rehabilitation Projects" and together with the Apartment Complexes, the "Properties") that are eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents from a 73.52% to a 98% interest in that Local Partnership. The Partnership originally invested in twenty-seven Local Partnerships. During the year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. Through the year ended March 31, 2007, the properties and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. In addition, as of March 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 10). Subsequently, on April 20, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 14).

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 19, 22 and 24 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 "Fiscal Years"), respectively. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

The Partnership's investment in each subsidiary partnership is equal to the respective subsidiary partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest's investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $403,000, $0 and $398,000 for the years ended March 31, 2007, 2006 and 2005, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Also included in cash and cash equivalents as of March 31, 2007 is a $2,500,000 auction security. These assets are securities issued by a Northstar Educational Student loan fund with a maturity of December 2044. The fund is a pool of student loans packaged into a trust with a 98% guarantee by the Department of Education and AAA rated. These securities are in a 28-day auction and are reset each period which gives the Partnership the opportunity to withdraw funds as needed on a liquid basis.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2007, the Partnership has recorded $3,540,000 as a loss on impairment of fixed assets. Through March 31, 2007, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at March 31, 2007. See Notes 10 and 13 regarding assets held for sale and discontinued operations.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                  Years Ended March 31,
                                      ------------------------------------------
                                         2007            2006*           2005*
                                      ----------      ----------      ----------
Interest                              $  267,313      $   66,367      $   62,349
Other                                    160,257         245,652         105,315
                                      ----------      ----------      ----------
   Total other revenue                $  427,570      $  312,019      $  167,664
                                      ==========      ==========      ==========

* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                  Years Ended March 31,
                                      ------------------------------------------
                                         2007            2006*           2005*
                                      ----------      ----------      ----------
Interest                              $  206,851      $  155,917      $   35,448
Other                                    470,692         583,809       1,491,525
                                      ----------      ----------      ----------
  Total other revenue                 $  677,543      $  739,726      $1,526,973
                                      ==========      ==========      ==========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operating liabilities are as follows:

                                                March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------

                                           Carrying         Fair       Carrying         Fair
                                            Amount         Value        Amount         Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $         0   $         0   $ 6,998,519   $ 6,998,519
Not practicable                           $34,049,829                 $36,082,379             *

The estimated fair values of the Partnership's mortgage notes payable from discontinued liabilities are as follows:

                                                March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------

                                           Carrying         Fair       Carrying         Fair
                                            Amount         Value        Amount         Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $ 1,833,341   $ 1,833,341   $20,576,873   $21,529,300
Not practicable                           $ 1,579,193                 $         0             *

* Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.


The carrying amount of other financial instruments that require such disclosure approximates fair value.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

                                             March 31,                Estimated
                                  ------------------------------     Useful Lives
                                       2007             2006           (Years)
                                  -------------    -------------    -------------
Land                              $   4,123,660    $   8,781,198                -
Building and improvements            53,491,274      106,569,434         15 to 40
Other                                 2,847,185        4,457,639          5 to 15
                                  -------------    -------------
                                     60,462,119      119,808,271
Less:  Accumulated depreciation     (34,809,639)     (64,818,204)
                                  -------------    -------------

                                  $  25,652,480    $  54,990,067
                                  =============    =============

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

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $2,206,430, $2,116,106 and $2,017,810, respectively.

During the 2006 and 2005 Fiscal Years, there were write-offs of accumulated depreciation in the amounts of $50,092,640 and $20,054,077, respectively, and $49,914,170 and $20,029,595 of these write-offs were related to the discontinued assets.

The components of property and equipment held for sale and their estimated useful lives from discontinued assets are as follows:

                                             March 31,                Estimated
                                  ------------------------------     Useful Lives
                                       2007             2006           (Years)
                                  -------------    -------------    -------------
Land                              $     705,690    $     689,143                -
Building and improvements             3,765,499       34,337,070         15 to 40
Other                                    36,901          432,661          5 to 15
                                  -------------    -------------
                                      4,508,090       35,458,874
Less:  Accumulated depreciation      (2,137,910)     (19,741,689)
                                  -------------    -------------

                                  $   2,370,180    $  15,717,185
                                  =============    =============

Depreciation expense from discontinued  operations for the years ended March 31,
2007,   2006  and  2005  amounted  to  $273,868,   $3,390,196  and   $5,053,980,
respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets is restricted and consists of the following:

                                                                  March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
 Real estate taxes, insurance, reconstruction and other   $  677,138   $3,075,125
 Reserve for replacements                                  1,504,880    1,649,979
 Tenant security deposits                                    271,440      654,309
                                                          ----------   ----------

                                                          $2,453,458   $5,379,413
                                                          ==========   ==========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Cash held in escrow from discontinued assets is restricted and consists of the following:

                                                                  March 31,
                                                          -----------------------
                                                             2007         2006
                                                          ----------   ----------
Real estate taxes, insurance, reconstruction and other    $   67,020   $  899,156
Reserve for replacements                                      71,204    1,383,911
Tenant security deposits                                      37,287      223,848
                                                          ----------   ----------

                                                          $  175,511   $2,506,915
                                                          ==========   ==========

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

                                           March 31,
                                  --------------------------
                                      2007           2006         Period
                                  -----------    -----------    -----------
Financing expenses                $ 1,580,804    $ 2,048,286         *
Less:  Accumulated amortization      (290,528)      (533,515)
                                  -----------    -----------

                                  $ 1,290,276    $ 1,514,771
                                  ===========    ===========

* Over the life of the respective mortgages


Amortization expense for the years ended March 31, 2007, 2006 and 2005 amounted to $34,676, $34,677, and $34,674, respectively.

During the years ended March 31, 2007 and 2006, there were decreases in deferred costs of $1,386,141 and $1,320,498 and decreases in accumulated amortization of $1,155,078 and $1,187,943, respectively, due to the write-offs and reclasses into discontinued operations.

The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                           March 31,
                                  --------------------------
                                      2007           2006         Period
                                  -----------    -----------    -----------
Financing expenses                $   257,262    $ 1,175,921         *
Less:  Accumulated amortization      (241,287)      (587,508)
                                  -----------    -----------

                                  $    15,975    $   588,413
                                  ===========    ===========

* Over the life of the respective mortgages


Amortization expense from discontinued operations for the years ended March 31, 2007, 2006 and 2005 amounted to $531,194, $76,562 and $104,978, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $185,000 including principal and interest at rates varying from 1% to 9% per annum, through 2042. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases and is without further recourse.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,                                               Amount
------------                                             -----------

2007                                                     $   438,433
2008                                                         467,662
2009                                                         498,857
2010                                                         532,251
2011                                                         567,983
Thereafter                                                31,544,643
                                                         -----------

                                                         $34,049,829
                                                         ===========


Accrued interest payable at March 31, 2007 and 2006 was approximately $2,945,000 and $1,794,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $26,000 including principal and interest at rates varying from 1% to 10.75% per annum, through 2030. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships' rents and leases and is without further recourse.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,                                               Amount
------------                                             -----------


2007                                                     $ 1,855,554
2008                                                          23,583
2009                                                          25,038
2010                                                          26,582
2011                                                          28,222
Thereafter                                                 1,453,555
                                                         -----------

                                                         $ 3,412,534
                                                         -----------


Accrued interest payable for the discontinued liabilities at March 31, 2007 and 2006 was approximately $21,000 and $37,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Santa Juanita II Limited Partnership ("Santa Juanita") - Refinance
------------------------------------------------------------------
In July 2005, Santa Juanita entered into a refinancing agreement with Popular Mortgage for $1,500,000. The proceeds were used to pay off the balance due on the former mortgage payable of approximately $727,000, to finance the purchase of 20% of the Partnership's limited partnership interest in Santa Juanita and obtain funds for major building improvements. On January 17, 2006, the Partnership sold its remaining limited partnership interest in Santa Juanita.


NOTE 8 - Related Party Transactions

Related Party Fees
------------------

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred to related parties from operations for the years ended March 31, 2007, 2006 and 2005 are as follows:

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


                                                                       Years Ended March 31,
                                                                ------------------------------------
                                                                   2007         2006*        2005*
                                                                ----------   ----------   ----------
 Partnership management fees (a)                                $1,016,511   $1,257,250   $1,374,500
 Expense reimbursement (b)                                         168,130      374,999      193,309
 Local administrative fee (d)                                       15,000       15,000       15,000
                                                                ----------   ----------   ----------

 Total general and administrative-General Partners               1,199,641    1,647,249    1,582,809
                                                                ----------   ----------   ----------

 Property management fees incurred to Affiliates of the Local
   General Partners (c)                                            407,570      435,105      409,397
                                                                ----------   ----------   ----------

 Total general and administrative-related parties               $1,607,211   $2,082,354   $1,992,206
                                                                ==========   ==========   ==========

* Reclassified for comparative purposes


The costs incurred to related parties from discontinued operations for the years ended March 31, 2007, 2006 and 2005 are as follows:

                                                                       Years Ended March 31,
                                                                ------------------------------------
                                                                   2007         2006*        2005*
                                                                ----------   ----------   ----------
 Local administrative fee (d)                                   $    5,000   $   16,500   $   31,500
                                                                ----------   ----------   ----------

 Total general and administrative-General Partners                   5,000       16,500       31,500
                                                                ----------   ----------   ----------

 Property management fees incurred to Affiliates of the Local
   General Partners (c)                                            603,887      749,643      839,213
                                                                ----------   ----------   ----------

 Total general and administrative-related parties               $  608,887   $  766,143   $  870,713
                                                                ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). During the year ended March 31, 2007, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $12,325,000, resulting in a non-cash General Partner contribution of the same amount. Partnership management fees owed to the General Partners amounting to approximately $2,023,000 and $14,970,000 were accrued and unpaid as of March 31, 2007 and March 31, 2006. In the absence of the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $33,000 and $52,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $1,131,298, $1,430,711 and $1,600,039 for the 2006, 2005 and 2004
Fiscal Years, respectively. Of these fees $1,011,457, $1,184,748 and $1,248,610 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $441,513, $425,268 and $434,890, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $603,887, $749,643 and $839,213, respectively, which were incurred to affiliates of the Local General Partners of Properties classified as discontinued operations.

(d)  Liberty   Associates,   a  special   limited   partner  of  the  subsidiary
partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e) Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships. Liberty Associates received cash distributions of approximately $4,000, $5,000 and $50 during the 2006, 2005 and 2004 Fiscal Years, respectively.

(f) During the years ended March 31, 2007, 2006 and 2005, two Local Partnerships (having common ownership) paid to its managing agent salary reimbursements and bookkeeping fees in the amount of $692,886, $819,726 and $919,382, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(g) Due to Local General Partners and affiliates at March 31, 2007 and 2006 consists of the following:

                                               March 31,
                                       -------------------------
                                           2007          2006
                                       -----------   -----------
Operating advances                     $   616,542   $   637,997
Development fee payable                  2,354,644     2,354,644
Operating deficit advances                  81,537     2,556,898
Management and other fees                   50,476       390,723
                                       -----------   -----------

                                       $ 3,103,199   $ 5,940,262
                                       ===========   ===========

Due to Local General Partners and affiliates from discontinued liabilities at March 31, 2007 and 2006 consists of the following:

                                               March 31,
                                       -------------------------
                                           2007          2006
                                       -----------   -----------
Operating advances                     $    65,546   $   694,535
General partner loans receivable                 0      (100,010)
Management and other fees                  124,400        23,720
                                       -----------   -----------

                                       $   189,946   $   618,245
                                       ===========   ===========

Advances to Local Partnerships
------------------------------

During the fiscal years ended March 31, 2007 and 2006, net advances to certain Local Partnerships by the General Partners amounted to $208,724 and $166,813, respectively. As of March 31, 2007 and 2006, the amounts due to the General Partners from Local Partnerships totaled $1,913,625 and $1,725,914, respectively, and are recorded in due to general partners and affiliates on the consolidated balance sheets.

Due to General Partners and affiliates from the Local Partnerships consists of the following:

                                               March 31,
                                       -------------------------
                                           2007          2006
                                       -----------   -----------
Concourse Artists                      $         0   $     3,829
Grand Concourse                                  0         6,561
Robin Housing                                    0        10,622
Goodfellow Place Limited Partnership       342,595       211,949
Williamsburg Residential, L.P.           1,571,030     1,492,953
                                       -----------   -----------

                                       $ 1,913,625   $ 1,725,914
                                       ===========   ===========

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                        Years Ended December 31,
                                                              --------------------------------------------
                                                                  2006            2005            2004
                                                              ------------    ------------    ------------
Financial statement

Net loss                                                      $ (5,841,070)   $   (701,571)   $ (4,623,823)

Difference resulting from parent company having a different
  fiscal year for income tax and financial reporting
  purposes                                                        (251,103)        117,657        (158,870)

Difference between depreciation and amortization expense
  recorded for financial reporting purposes and the
  accelerated cost recovery system utilized for income tax
  purposes                                                      (4,071,448)     (2,232,945)     (1,676,552)

Difference between gain/loss on sale of properties reported
  for financial reporting purposes and income tax purposes      (1,416,803)    (11,702,920)        706,798

Losses allocated to minority interest for income tax
  purposes                                                       6,104,078         489,946         391,544

Non-deductible loss on impairment of property                    3,540,000       6,075,000               0

Difference resulting from forgiveness of related-party debt
  considered a General Partner contribution for financial
  purposes and income for tax purposes                          12,325,256               0               0

Other                                                              593,658        (338,745)       (267,443)
                                                              ------------    ------------    ------------

Taxable net income (loss) as shown on the income tax return
  for the calendar year ended                                 $ 10,982,568    $ (8,293,578)   $ (5,628,346)
                                                              ============    ============    ============

NOTE 10 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2007, the property and the related assets and liabilities of eight Local Partnerships and the limited partnership interest in two Local Partnerships were sold. As of March 31, 2007, the property and the related assets and liabilities of thirteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. In addition, as of March 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. Subsequently, on April 20, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 14).

On December 19, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. ("West 107th Street") were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities. During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000. The sale resulted in a loss of approximately $215,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a net non-cash contribution to the Partnership of approximately $265,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner.

On December 19, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. ("96th Street") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000. The sale resulted in a loss of approximately $214,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a non-cash contribution to the Partnership of approximately $597,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner.

On December 31, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. ("Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,100,000 including a note receivable in the amount of $2,500,000. The Partnership received $12,280,115, as a distribution from this sale after the repayment of other liabilities and

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


closing costs of approximately $2,170,000. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000. The sale resulted in a gain of approximately $145,000 resulting from the write-off of the deficit basis in the property at the date of the sale. The sale also resulted in a net non-cash distribution to the Partnership of approximately $1,176,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.

On October 25, 2006, the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") was sold to the Local General Partner for a sales price of $399,990. The Partnership received proceeds of $399,990 from this sale. The sale resulted in a gain of approximately $1,940,000 resulting from the write-off of the deficit basis in the property of approximately $1,540,000 and the $399,990 cash received from the sale.

On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008. As of March 31, 2007, $150,000 has been received against the $850,000 and the balance of $700,000 is included in other assets at March 31, 2007. The sale resulted in gain of approximately $1,133,000 resulting from the write-off of the deficit basis in the property of approximately $240,000 at the date of the sale and the $892,490 proceeds resulting from the sale.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. ("14th Street") were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000. The sale resulted in a loss of approximately $614,000 resulting from the write-off of the basis in the property at the date of the sale. The sale also resulted in a net non-cash contribution to the Partnership of approximately $539,000 as a result of the write-off of advances owed by 14th Street to an affiliate of the General Partner. The sale resulted in the liquidation of 14th Street.

On June 5, 2006, the property and the related assets and liabilities of Willoughby/Wyckoff Housing Associates, L.P. ("Willoughby") were sold to an unaffiliated third party purchaser for a sales price of $4,800,000. There was no distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $4,800,000. The sale resulted in a gain of approximately $2,033,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500. The
Partnership received $200,066 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,737,000. The sale resulted in a gain of approximately $2,491,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of Concourse Artists Housing Associates, L.P. ("Concourse Artists") were sold to an unaffiliated third party purchaser for a sales price of $1,797,500. The
Partnership received $66,147 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $1,731,000. The sale resulted in a gain of approximately $704,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000. The Partnership received $443,807 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $6,821,000. The sale resulted in a gain of approximately $3,339,000 resulting from the write-off of the deficit basis in the property at the date of the sale.

On January 17, 2006, the Partnership's remaining 80% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner's conversion of the property to condominium ownership. The Partnership received proceeds of $375,000 from this sale. The sale resulted in a loss of approximately $907,000 resulting from the write-off of the basis in the property of approximately $1,282,000 and the $375,000 cash received from the sale.

On October 20, 2005, the Partnership's limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. ("Bayamon") was sold to the Local General Partner and one of its affiliates for a sale price of $3,000,000. The Partnership received proceeds of $3,000,000 from this sale. The sale resulted in a gain of approximately $2,728,000 resulting from the write-off of the basis in the property of approximately $272,000 and the $3,000,000 cash received from the sale.

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

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000. The sale resulted in a gain of $100,000 which was recognized during the quarter ended September 30, 2005. The remaining 80% of limited partnership interest was sold on January 17, 2006 (see above for discussion).

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


On May 11, 2005, the Partnership's limited partnership interest in Upper Fifth Avenue Residential Associates, L.P. ("Upper Fifth") was sold to the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $5,192,000 which was recognized during the quarter ended December 31, 2005. An additional gain of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total gain of approximately $5,312,000, resulting from the write-off of the deficit basis in the property.

On December 30, 2004, the property and the related assets and liabilities of Property Development Associates, L.P. ("Property Development") were sold to an affiliate of the Local General Partner for a sales price of $7,097,000, resulting in a loss of approximately $1,334,000, resulting from the write-off of the basis in the property. The sale resulted in the liquidation of Property Development.

On September 21, 2004, the Partnership's limited partnership interest in Alexis Park Apartments ("Alexis Park") was sold to an unaffiliated third party purchaser for $1,000,000. This amount consisted of $600,000 paid in cash at the closing and $400,000 pursuant to two promissory notes of $200,000 each to the Partnership. Both notes compound interest at 5% and the principal and interest of one note was to be paid annually from 50% of cash flow, with a maturity in five years, when all unpaid principal and interest shall become payable. The principal and interest on the second note was to be paid upon refinancing or sale of the Property, but in no event later than 10 years. In April 2006 both notes were fully paid. The sale resulted in a gain of approximately $1,006,000, resulting from the write-off of the deficit basis in the property.

Assets Held for Sale
--------------------

On February 1, 2007, Williamsburg Residential, L.P. ("Williamsburg") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,250,346. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,211,000 and mortgage debt of approximately $1,833,000.

On January 11, 2007, Whittier Plaza Associates, L.P. ("Whittier") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,444,500. The sales documents have been executed and the initial deposit funds were being held in escrow. As of December 31, 2006, Whittier had property and equipment, at cost, of approximately $1,608,000, accumulated depreciation of approximately $864,000 and mortgage debt of approximately $1,579,000. The closing occurred subsequently on April 20, 2007 (see Note 14).

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



NOTE 11 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006. The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

                                                                                      Quarter Ended
                                                              ------------------------------------------------------------

                                                                June 30,      September 30,   December 31,      March 31,
                     OPERATIONS                                   2006            2006            2006            2007
----------------------------------------------------------    ------------    ------------    ------------    ------------
Revenues                                                      $  2,026,931    $  2,007,468    $  2,100,628    $  2,071,530

Operating expenses                                              (3,013,906)     (3,006,481)     (2,940,810)     (2,253,525)
                                                              ------------    ------------    ------------    ------------

Loss from operations before minority interest                     (986,975)       (999,013)       (840,182)       (181,995)

Minority interest in loss (income) of
 subsidiaries from operations                                          769             216             (84)            214

(Loss) income from discontinued operations including gain
  (loss) on sale and minority interest                          (2,417,040)      3,716,803      (4,137,912)          4,129
                                                              ------------    ------------    ------------    ------------

Net (loss) income                                             $ (3,403,246)   $  2,718,006    $ (4,978,178)   $   (177,652)
                                                              ============    ============    ============    ============

Per unit amounts:
Net loss per BAC from operations                              $      (8.42)   $      (8.53)   $      (7.18)   $      (1.55)
Net (loss) income per BAC from discontinued
 operations                                                         (20.65)          31.75          (35.34)           0.03
                                                              ------------    ------------    ------------    ------------

Net (loss) income per BAC                                     $     (29.07)   $      23.22    $     (42.52)   $      (1.52)
                                                              ============    ============    ============    ============
                                                                                      Quarter Ended
                                                              ------------------------------------------------------------

                                                                June 30,      September 30,   December 31,      March 31,
                     OPERATIONS                                   2006*           2006*           2006*           2007*
----------------------------------------------------------    ------------    ------------    ------------    ------------
Revenues                                                      $  1,937,516    $  1,933,381    $  1,979,250    $  2,164,456

Operating expenses                                              (2,895,301)     (3,126,481)     (3,371,148)     (2,414,938)
                                                              ------------    ------------    ------------    ------------

Loss from operations before minority interest                     (957,785)     (1,193,100)     (1,391,898)       (250,482)

Minority interest in loss (income) of
 subsidiaries from operations                                          398              80             344            (233)

(Loss) income from discontinued operations including gain
  (loss) on sale and minority interest                            (574,055)      3,399,633       1,971,097      (1,705,570)
                                                              ------------    ------------    ------------    ------------

Net (loss ) income                                            $ (1,531,442)   $  2,206,613    $    579,543    $ (1,956,285)
                                                              ============    ============    ============    ============
Per unit amounts:
Net loss per BAC from operations                              $      (8.18)   $     (10.19)   $     (11.88)   $      (2.14)
Net (loss) income per BAC from discontinued
 operations                                                          (4.90)          29.04           16.83          (14.57)
                                                              ------------    ------------    ------------    ------------

Net (loss ) income per BAC                                    $     (13.08)   $      18.85    $       4.95    $     (16.71)
                                                              ============    ============    ============    ============

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



NOTE 12 - Commitments and Contingencies

a) Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for two subsidiary partnerships, Whittier and Westminster, modified their reports on the 2006 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates Limited Partnership ("Whittier")
----------------------------------------------------------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $24,274 and $28,239 in 2006 and 2005 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $5,000 and $3,000 in the 2006 and 2005 Fiscal Years, respectively, and approximately $492,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier at March 31, 2007 and 2006 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net loss after minority interest amounted to approximately $24,000, $28,000 and $24,000 for the 2006, 2005 and 2004 Fiscal Years. Subsequently, on April 20, 2007, the property and the related assets and liabilities of Whittier were sold (see Item 8, Note 14).

Westminster Place II - Olive Site, L.P. ("Westminster")
-------------------------------------------------------
The financial statements for Westminster have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Westminster as a going concern. Westminster's rental subsidy fund agreement with the Missouri Housing Development Commission ("MHDC") was depleted in June 2004. Westminster has been approved by the MHDC for rental increases, however, these increases have not been sufficient to cover the loss of the rental subsidy payments. The loss of the rental subsidy payments and insufficient rental increases raise substantial doubt about Westminster's ability to continue as a going concern. Management is exploring a sale of Westminster and will continue to submit requests for rental increases for MHDC approval.

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $42,000, and there is $313,730 due to the General Partners and their affiliates. During 2006, the General Partners advanced Goodfellow $77,582 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2007, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Williamsburg Residential, L.P. ("Williamsburg")
-----------------------------------------------
In November 1996, the Local General Partner of Williamsburg stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2006 and is expected to continue to do so during 2007.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 and $719,000 at March 31, 2007 and 2006, respectively. Williamsburg's net loss after minority interest amounted to approximately $82,000, $241,000 and $283,000 for the 2006, 2005, and 2004 Fiscal Years, respectively. As of March 31, 2007, the Partnership has advanced Williamsburg approximately $1,571,000. On February 1, 2007, Williamsburg entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Item 8, Note 10).

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2007, uninsured cash and cash equivalents approximated $8,974,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD. Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or
(ii) there is a decrease in the qualified basis of the Local Partnership's Property, or (iii) there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Tax Credit Period. The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. As of March 31, 2007, the Tax Credit Periods and Compliance Periods for all of the Properties have expired.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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


NOTE 13 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street, Whittier, Williamsburg and Willoughby were classified as discontinued operations in the consolidated balance sheets. As of March 31, 2006, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby were classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:
---------------------------

                                                                           March 31,
                                                                   -------------------------
                                                                       2007          2006
                                                                   -----------   -----------
Assets
 Property and equipment - less accumulated depreciation of
   $2,137,910 and $19,741,689, respectively                        $ 2,370,180   $15,717,185
 Cash and cash equivalents                                             474,178       266,521
 Cash held in escrow                                                   175,511     2,506,915
 Deferred costs, net of accumulated amortization of $241,287 and
   $587,508, respectively                                               15,975       588,413
 Other assets                                                        2,978,745       334,917
                                                                   -----------   -----------
Total assets                                                       $ 6,014,589   $19,413,951
                                                                   ===========   ===========

Liabilities
 Mortgage notes payable                                            $ 3,412,534   $20,576,873
 Accounts payable and other                                            435,470     1,728,812
 Accrued interest payable                                               20,945        36,849
 Due to local general partners and affiliates                          189,946       618,245
 Due to general partners and affiliates                              1,673,847        78,158
 Minority interest                                                     717,967        98,077
                                                                   -----------   -----------
Total liabilities                                                  $ 6,450,709   $23,137,014
                                                                   ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street and Willoughby, which were sold during the year, and Whittier and Williamsburg, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated statements of operations. For the year ended March 31, 2006, Upper Fifth, Penn Alto and Bayamon, which were sold during the year, and Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing, Willoughby, which were classified as assets held for sale, and 14th Street, 96th Street, Spring Creek, West 107th Street, Metropolitan, Whittier and Williamsburg, in order to present comparable results to the year ended March 31, 2007, were all classified as discontinued operations in the consolidated statements of operations. For the year ended March 31, 2005, Property Development and Alexis Park, which were sold during the year, and Upper Fifth, Penn Alto, Bayamon, Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing, Willoughby, 14th Street, 96th Street, Spring Creek, West 107th Street, Metropolitan, Whittier and Williamsburg, in order to present comparable results to the year ended March 31, 2007, were classified as discontinued operations on the consolidated statements of operations.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Consolidated Statements of Discontinued Operations:
--------------------------------------------------

                                                                            Years Ended March 31,
                                                                 --------------------------------------------
                                                                     2007            2006*           2005*
                                                                 ------------    ------------    ------------
Revenues

Rental income                                                    $  8,330,326    $ 14,293,610    $ 17,892,712
Other (Note 2)                                                        677,543         739,726       1,526,973
Gain (loss) on sale of properties (Note 10)                         9,413,765       7,900,514        (327,882)
                                                                 ------------    ------------    ------------

Total revenues                                                     18,421,634      22,933,850      19,091,803
                                                                 ------------    ------------    ------------

Expenses

General and administrative                                          2,671,174       3,434,817       4,229,602
General and administrative-related parties (Note 8)                   608,887         766,143         870,713
Repairs and maintenance                                             3,378,758       3,148,997       4,399,456
Operating and other                                                 1,469,384       2,268,036       2,566,133
Real estate taxes                                                     392,002         450,908         638,415
Insurance                                                             579,835         904,140       1,380,765
Financial, primarily interest                                       1,220,530       2,092,186       3,134,389
Depreciation and amortization                                         805,062       3,466,758       5,158,958
Loss on impairment of property                                      3,540,000       6,075,000               0
                                                                 ------------    ------------    ------------

Total expenses                                                     14,665,632      22,606,985      22,378,431
                                                                 ------------    ------------    ------------

Income (loss) before minority interest                              3,756,002         326,865      (3,286,628)

Minority interest in (income) loss of subsidiaries from
   discontinued operations                                         (6,590,022)      2,764,240       1,805,775
                                                                 ------------    ------------    ------------

Total (loss) income from discontinued  operations (including
   gain (loss) on sale of properties and minority interest)      $ (2,834,020)   $  3,091,105    $ (1,480,853)
                                                                 ============    ============    ============

(Loss) income - limited partners from discontinued operations
   (including gain (loss) on sale of properties and minority
   interest)                                                     $ (2,805,680)   $  3,060,194    $ (1,466,045)
                                                                 ============    ============    ============

Number of BACs outstanding                                          115,917.5       115,917.5       115,917.5
                                                                 ============    ============    ============

(Loss) income from discontinued operations (including gain
   (loss) on sale of properties and minority interest) per BAC   $     (24.21)   $      26.40    $     (12.65)
                                                                 ============    ============    ============

* Reclassified for comparative purposes

                                                                            Years Ended March 31,
                                                                 --------------------------------------------
                                                                     2007            2006*           2005*
                                                                 ------------    ------------    ------------
Cash flows from discontinued operations
Net cash (used in) provided by operating activities              $ (1,779,662)   $ (3,555,557)   $ (4,625,588)
Net cash provided by investing activities                        $ 32,255,434    $  9,341,409    $(59,255,822)
Net cash used in financing activities                            $ (9,731,330)   $ (3,159,668)   $ 25,099,801

* Reclassified for comparative purposes.


NOTE 14 - Subsequent Event

On April 20, 2007, the property and the related assets and liabilities of Whittier were sold to an unaffiliated third party purchaser for a sales price of $1,444,500, resulting in a gain of approximately $934,000, which will be recognized on the Partnership's Form 10-Q dated June 30, 2007. The sale resulted in the liquidation of Whittier. Whittier is classified as an asset held for sale as of March 31, 2007 (see Note 10).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II, Inc., the general partner of the Related General Partner, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

None

                                    PART III


Item 10. Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the "Related General Partner"), Liberty Associates II L.P., a Delaware limited partnership ("Liberty Associates"), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the "Liberty General Partner" and together with the Related General Partner and Liberty Associates, the "General Partners"). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the General Partners, Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007), has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Financial Officer and Chief Executive Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., is set forth below.

          Related Credit Properties II, Inc.
          ----------------------------------

          Name                             Position
          ----                             --------
          Robert L. Levy                   Chief Financial Officer

          Andrew J. Weil                   President, Chief Executive Officer

          Mark D. Schnitzer                Executive Vice President

          Glenn F. Hopps                   Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is responsible both for financial restructuring of real estate properties and directing Centerline's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

            Liberty GP II Inc.
            ------------------

            Name                        Position
            ----                        --------
            Robert L. Levy              Chief Financial Officer

            Andrew J. Weil              President, Chief Executive Officer

            Mark D. Schnitzer           Senior Vice President

            Glenn F. Hopps              Treasurer

Biographical information with respect to Messrs. Levy, Weil, Schnitzer and Hopps is set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

                          Name and Address of                Amount and Nature of    Percentage
  Title of Class          Beneficial Ownership               Beneficial Ownership    of Class
-------------------    ----------------------------------    --------------------    ----------
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

General Partnership    Liberty Associates II L.P.            $1,000 capital               2%
Interest in the        625 Madison Avenue                    contribution -
Partnership            New York, NY 10022                    directly owned

BACs                   Everest Housing Investors 2,          6,328.75                     5.5%
                       LLC
                       199 S. Robles Avenue, Suite 200
                       Pasadena, CA  91101

BACs                   Lehigh Tax Credit Partners,           2,239 (1)                    1.9%
                       Inc.
                       625 Madison Avenue
                       New York, NY 10022

BACs                   Alan P. Hirmes                        2,239 (1)(2)                 1.9%
                       625 Madison Avenue
                       New York, NY 10022


BACs                   Stuart J. Boesky                      2,239 (1)(2)                 1.9%
                       625 Madison Avenue
                       New York, NY 10022

BACs                   Robert L. Levy                        0                            0%
                       625 Madison Avenue
                       New York, NY 10022

BACs                   Andrew J. Weil                        0                            0%
                       625 Madison Avenue
                       New York, NY 10022

BACs                   Marc D. Schnitzer                     0                            0%
                       625 Madison Avenue
                       New York, NY 10022

BACs                   Glenn F. Hopps                        0                            0%
                       625 Madison Avenue
                       New York, NY 10022

BACs                   All directors and executive           2,239 (1)(2)                 1.9%
                       officers of the general partner
                       of the Related General Partner
                       (as a group  four  persons)  625
                       Madison Avenue New York, NY 10022

(1) All such BACs represent BACs owned directly by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners II L.L.C. ("Lehigh II") for which Lehigh Tax Credit Partners, Inc. (the "Managing Member") serves as managing member. As of June 7, 2007, Lehigh I held 1,080.5 BACs and Lehigh II held 1,161.5 BACs.

(2) Each such party serves as a director and executive officer of the Managing Member, and owns an equity interest therein, except Stuart J. Boesky and Alan P. Hirmes, who own only an economic interest.

Item 13. Certain Relationships and Related Transactions; Director Independence

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

Item 14. Principal Accounting Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q were $76,800 and $54,800, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $10,500 and $10,200 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statements Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm          16

         Consolidated Balance Sheets at March 31, 2007 and 2006           41

         Consolidated Statements of Operations for the Years Ended
           March 31, 2007, 2006 and 2005                                  42

         Consolidated  Statements of Changes in Partners' (Deficit)
           Capital for the Years Ended March 31, 2007, 2006 and
           2005                                                           43

         Consolidated  Statements of Cash Flows for the Years Ended
           March 31, 2007, 2006 and 2005                                  44

         Notes to Consolidated Financial Statements                       46

(a) 2.   Financial Statements Schedules
         ------------------------------

         Report of Independent Registered Public Accounting Firm          72

         Schedule I - Condensed Financial Information of Registrant       73

         Schedule III - Real Estate and Accumulated Depreciation          76

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

(21)     Subsidiaries of the Registrant                                   66

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       69

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       70

(32.1)   Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
           and Section 1350 of Title 18 of the United States Code
           (18 U.S.C. 1350)                                               71

                                                                   Jurisdiction
                                                                        of
         Subsidiaries of the Registrant (Exhibit 21)               Organization
         ------------------------------                            ------------

         Westminster Place II - Olive Site, L.P.                        MO
         Whittier Plaza Associates Limited Partnership                  MO
         United-Glen Arden I Limited Partnership                        MD
         United-Glen Arden II Limited Partnership                       MD
         Church Lane Associates                                         PA
         Goodfellow Place Limited Partnership                           MO
         Williamsburg Residential, L.P.                                 KS
         Victory Apartments                                             IL

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                  By: RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner

                                      By: Related Credit Properties II Inc.,
                                          its general partner

Date: June 28, 2007
      -------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: June 28, 2007
      -------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                      and

                                  By: LIBERTY GP II, INC.,
                                      a General Partner

Date: June 28, 2007
      -------------
                                      By: /s/ Robert L. Levy
                                          ------------------
                                          Robert L. Levy
                                          Chief Financial Officer

Date: June 28, 2007
      -------------
                                      By: /s/ Andrew J. Weil
                                          ------------------
                                          Andrew J. Weil
                                          President, Chief Executive Officer

                                      and

                                  By: LIBERTY ASSOCIATES II, L.P.,
                                      a General Partner

                                      By: Related Credit Properties II, Inc.,
                                          a General Partner

Date: June 28, 2007
      -------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: June 28, 2007
      -------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                      By: Liberty GP II, Inc.,
                                          a General Partner

Date: June 28, 2007
      -------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: June 28, 2007
      -------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                    Title                                        Date
------------------    ----------------------------------------------------------------    --------------
                      Chief Financial Officer (Principal Financial Officer) of
                      Related Credit Properties II Inc., (general partner of each of
                      Related Credit Properties II L.P. and Liberty Associates II,
/s/ Robert L. Levy    L.P., General Partners of Registrant) and Liberty GP II, Inc.
------------------    (general partner of Liberty Associates II, L.P, a General           June 28, 2007
Robert L. Levy        Partner of Registrant)                                              -------------

                      President, Chief Executive Officer (Principal Executive Officer)
                      of  Related  Credit   Properties  II  Inc., (general partner
                      of each of Related Credit Properties II L.P. and Liberty
/s/ Andrew J. Weil    Associates  Ii,  L.P.,  General Partners of Registrant) and
------------------    Liberty GP II, Inc. (general partner of Liberty Associates II,      June 28, 2007
Andrew J. Weil        L.P.,  a General Partner of Registrant)                             -------------

                      Treasurer (Principal Accounting Officer) of Related Credit
                      Properties II Inc., (general partner of each of Related Credit
                      Properties II L.P. and Liberty Associates II, L.P., General
/s/ Glenn F. Hopps    Partners of Registrant) and Liberty GP II, Inc. (general
------------------    partner of Liberty Associates II, L.P., a General Partner of        June 28, 2007
Glenn F. Hopps        Registrant)                                                         -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Liberty Tax Credit Plus II, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 28, 2007
               -------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Liberty Tax Credit Plus II, L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 28, 2007
               -------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Liberty Tax Credit Plus II L.P. on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     June 28, 2007                                       June 28, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 28, 2007 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005 and 2004 Fiscal Years and
Schedule III at March 31, 2007. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of two limited partnerships with significant contingencies and uncertainties. The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern. The two subsidiary partnerships' net losses aggregated $186,984 (Fiscal 2006), $263,008 (Fiscal 2005) and $146,138 (Fiscal 2004) and their assets aggregated $5,311,512 and $5,499,209 at March 31, 2007 and 2006, respectively. These matters raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. Management's plans in regard to these matters are also described in Note 12(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP



New York, New York
June 28, 2007

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                       -------------------------
                                                           2007         2006
                                                       -----------   -----------
Cash and cash equivalents                              $ 3,158,864   $   214,814
Investment and advances in subsidiary partnerships       4,339,876    32,861,278
Other assets                                               849,390       549,390
                                                       -----------   -----------

Total assets                                           $ 8,348,130   $33,625,482
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY


Due to general partner and affiliates                  $ 2,035,021   $15,021,679
Other liabilities                                           72,754       414,346
                                                       -----------   -----------

Total liabilities                                        2,107,775    15,436,025
                                                       -----------   -----------

Partners' equity                                         6,240,355    18,189,457
                                                       -----------   -----------

Total liabilities and partners' equity                 $ 8,348,130   $33,625,482
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    Years Ended March 31,
                                                        --------------------------------------------
                                                            2007            2006            2005
                                                        ------------    ------------    ------------
Revenues
Other                                                   $    248,231    $     58,157    $     47,011
                                                        ------------    ------------    ------------

Expenses
Administrative and management                                226,531         323,310         132,309
Administrative and management-related parties              1,184,641       1,632,249       1,567,809
                                                        ------------    ------------    ------------

Total expenses                                             1,411,172       1,955,559       1,700,118
                                                        ------------    ------------    ------------

Loss from operations                                      (1,162,941)     (1,897,402)     (1,653,107)
                                                        ------------    ------------    ------------

Gain on sale of investments in subsidiary partnership        151,713       2,789,968         958,609

Equity in loss of subsidiary partnerships (*)            (14,471,339)     (2,176,258)     (1,325,138)
                                                        ------------    ------------    ------------

Net loss                                                $(15,482,567)   $ (1,283,692)   $ (2,019,636)
                                                        ============    ============    ============

(*) Includes  suspended  prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(8,319,332), $(355,152) and $(2,487) for the years ended March 31, 2007, 2006, and 2005, respectively.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Years Ended March 31,
                                                             --------------------------------------------
                                                                 2007             2006           2005
                                                             ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                     $(15,482,567)   $ (1,283,692)   $ (2,019,636)
                                                             ------------    ------------    ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Gain on sale of investment in subsidiary partnership             (151,713)     (2,789,968)       (958,609)

Equity in loss of subsidiary partnerships                      14,471,339       2,176,258       1,325,138

Increase in assets:

Other assets                                                     (300,000)              0          59,020

Increase (decrease) in liabilities:

Due to general partners and affiliates                        (12,986,658)     (2,138,160)      1,860,485
Other liabilities                                                (366,667)        378,163          (7,226)
                                                             ------------    ------------    ------------

Total adjustments                                                 666,301      (2,373,707)      2,278,808
                                                             ------------    ------------    ------------

Net cash (used in) provided by operating activities           (14,816,266)     (3,657,399)        259,172
                                                             ------------    ------------    ------------

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership      1,267,490       3,100,000         600,000
Distributions from subsidiaries                                13,393,408         246,082           3,904
Distributions to partners                                      (9,017,114)              0               0
Contribution - partnership management fees                     12,325,256               0               0
Advances and investments in subsidiary partnerships              (208,724)       (166,812)       (176,672)
                                                             ------------    ------------    ------------

Net cash provided by investing activities                      17,760,316       3,179,270         427,232
                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents            2,944,050        (478,129)        686,404

Cash and cash equivalents, beginning of year                      214,814         692,943           6,539
                                                             ------------    ------------    ------------

Cash and cash equivalents, end of year                       $  3,158,864    $    214,814    $    692,943
                                                             ============    ============    ============

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                                         Initial Cost to Partnership      Cost Capitalized
                                                                        -----------------------------      Subsequent to
                                                                                                            Acquisition:
                                                                                                            Improvements
Description                                            Encumbrances         Land         Improvements       (Disposals)
--------------------------------------------------     ------------     ------------     ------------     ----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                  $          0     $    386,180     $  4,195,068     $     (4,581,248)
Seagrape Village Associates, LTD.
 Homestead, FL (d)(g)                                             0        1,270,000        6,123,373           (7,393,373)
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR (l)                                              0          322,000        2,434,303           (2,756,303)
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                            3,989,634          928,979        5,382,740               22,318
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                     0          624,858        7,228,721           (7,853,579)
Whittier Plaza Associates, L.P.
 St. Louis, MO                                            1,579,193           26,920        2,015,030             (381,375)
United-Glen Arden I L.P.
 Glen Arden, MO                                          11,555,996        1,770,000        6,577,720           14,012,519
United-Glen Arden II L.P.
 Glen Arden, MO                                           8,736,610        1,190,000        4,837,436            9,822,822
Rolling Green L.P.
 Chicago, IL (g)(h)(k)(l)                                         0          466,683        4,533,670           (5,000,353)
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                               0          115,000        2,085,485           (2,200,485)
Spring Creek Associates, L.P.
 Brooklyn, NY (m)                                                 0        3,343,549       16,216,700          (19,560,249)
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY (m)                                                 0          950,000        2,542,604           (3,492,604)
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)(m)                                                 0            5,750        2,246,560           (2,252,310)
2051 Grand Concourse Housing Associates
 Bronx, NY (k)(m)                                                 0           31,500        5,221,117           (5,252,617)
Robin Housing Associates
 Bronx, NY (k)(m)                                                 0           26,750        8,186,055           (8,212,805)
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)(m)                                                 0           17,000        6,126,088           (6,143,088)
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                            0          159,861       21,096,862          (21,256,723)
West 107th Street Associates, L.P.
 Bronx, NY (m)                                                    0          305,813        3,850,928           (4,156,741)
General Atlantic Second Avenue Associates, L.P.
 (96th Street)
 Bronx, NY (m)                                                    0          246,495        2,689,395           (2,935,890)
Church Lane Associates
 Germantown, PA                                           1,616,688           20,000        4,009,983               45,994
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                                0          450,000        6,792,005           (7,242,005)
Goodfellow Place L.P.
 St. Louis, MO                                            1,828,577          160,000        4,581,787           (3,493,692)
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                               0           60,000        2,731,082           (2,791,082)
Gramco Development Limited Dividend
 Partnership, L.P. (Bayamon)
 Bayamon, PR (j)(k)                                               0        1,322,887        7,609,024           (8,931,911)

                                                       Gross Amount at which Carried at Close of Period
                                                       ------------------------------------------------

                                                                         Buildings and                      Accumulated
Description                                                Land          Improvements         Total         Depreciation
--------------------------------------------------     ------------      -------------     ------------     ------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                  $          0      $           0     $          0     $          0
Seagrape Village Associates, LTD.
 Homestead, FL (d)(g)                                             0                  0                0                0
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR (l)                                              0                  0                0                0
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                              916,669          5,417,368        6,334,037        2,696,589
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                     0                  0                0                0
Whittier Plaza Associates, L.P.
 St. Louis, MO                                               32,261          1,628,314        1,660,575          895,347
United-Glen Arden I L.P.
 Glen Arden, MO                                           1,775,293         20,584,946       22,360,239       14,326,086
United-Glen Arden II L.P.
 Glen Arden, MO                                           1,195,293         14,654,965       15,850,258       10,158,811
Rolling Green L.P.
 Chicago, IL (g)(h)(k)(l)                                         0                  0                0                0
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                               0                  0                0                0
Spring Creek Associates, L.P.
 Brooklyn, NY (m)                                                 0                  0                0                0
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY (m)                                                 0                  0                0                0
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)(m)                                                 0                  0                0                0
2051 Grand Concourse Housing Associates
 Bronx, NY (k)(m)                                                 0                  0                0                0
Robin Housing Associates
 Bronx, NY (k)(m)                                                 0                  0                0                0
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)(m)                                                 0                  0                0                0
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                            0                  0                0                0
West 107th Street Associates, L.P.
 Bronx, NY (m)                                                    0                  0                0                0
General Atlantic Second Avenue Associates, L.P.
 (96th Street)
 Bronx, NY (m)                                                    0                  0                0                0
Church Lane Associates
 Germantown, PA                                              26,902          4,049,075        4,075,977        2,646,881
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                                0                  0                0                0
Goodfellow Place L.P.
 St. Louis, MO                                               41,102          1,206,993        1,248,095          563,968
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                               0                  0                0                0
Gramco Development Limited Dividend
 Partnership, L.P. (Bayamon)
 Bayamon, PR (j)(k)                                               0                  0                0                0


                                                                                             Life on which
                                                                                            Depreciation in
                                                          Year of                            Latest Income
                                                       construction/        Date             Statements is
Description                                             Renovation         Acquired          Computed(a)(b)
--------------------------------------------------     -------------     ------------      -----------------
Apartment Complexes

Polynesian Apartments Associates, Ltd.
 Homestead, FL (d)(g)                                           1988        July 1988             27.5 years
Seagrape Village Associates, LTD.
 Homestead, FL (d)(g)                                           1988        July 1988             27.5 years
Metropolitan Towers Associates, Ltd.
 Rio Piedras, PR (l)                                            1987        Dec. 1988               40 years
Westminster Place II- Olive Site, L.P.
 St. Louis, MO                                                  1988        Oct. 1988          20 - 40 years
Property Development Associates, L.P.
 Kansas City, MO (e)(g)(h)(k)                                   1988        Dec. 1988               40 years
Whittier Plaza Associates, L.P.
 St. Louis, MO                                                  1987        Dec. 1988          20 - 40 years
United-Glen Arden I L.P.
 Glen Arden, MO                                                 1988        Dec. 1988           8 - 25 years
United-Glen Arden II L.P.
 Glen Arden, MO                                                 1988        Dec. 1988          15 - 25 years
Rolling Green L.P.
 Chicago, IL (g)(h)(k)(l)                                       1988        Dec. 1988           7 - 39 years
Santa Juanita II L.P.
 Bayamon, PR (j)(k)                                             1988        Dec. 1988             27.5 years
Spring Creek Associates, L.P.
 Brooklyn, NY (m)                                               1987        Dec. 1988        15 - 27.5 years
East Two Thirty-Five Associates L.P. (14th Street)
 New York, NY (m)                                               1988        Dec. 1988      27.5 - 31.5 years
Concourse Artists Housing Associates, L.P.
 Bronx, NY (k)(m)                                               1988        Nov. 1988             27.5 years
2051 Grand Concourse Housing Associates
 Bronx, NY (k)(m)                                               1988        Nov. 1988             27.5 years
Robin Housing Associates
 Bronx, NY (k)(m)                                               1988        Nov. 1988             27.5 years
Willoughby-Wyckoff Housing Associates
 Bronx, NY (k)(m)                                               1988        Nov. 1988             27.5 years
Upper Fifth Avenue Residential Associates, L.P.
 Bronx, NY(g)(h)(j)(k)                                          1987        Jan. 1989               40 years
West 107th Street Associates, L.P.
 Bronx, NY (m)                                                  1987        Jan. 1989      27.5 - 31.5 years
General Atlantic Second Avenue Associates, L.P.
 (96th Street)
 Bronx, NY (m)                                                  1988        Jan. 1989      27.5 - 31.5 years
Church Lane Associates
 Germantown, PA                                                 1988        Feb. 1989        15 - 27.5 years
Campeche Isle Apartments L.P.
 Galveston, TX (c)                                              1988         May 1989             27.5 years
Goodfellow Place L.P.
 St. Louis, MO                                                  1988         May 1989          10 - 40 years
Penn Alto Associates L.P.
 Altoona, PA (i)(k)                                             1989        June 1989        27.5 - 40 years
Gramco Development Limited Dividend
 Partnership, L.P. (Bayamon)
 Bayamon, PR (j)(k)                                             1989        July 1989               25 years

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                  (continued)

                                                                         Initial Cost to Partnership      Cost Capitalized
                                                                        -----------------------------      Subsequent to
                                                                                                            Acquisition:
                                                                                                            Improvements
Description                                            Encumbrances         Land         Improvements       (Disposals)
--------------------------------------------------     ------------     ------------     ------------     ----------------
Alexis Park Apartments
 Bossier City, LA (f)(g)(h)(k)                                    0          640,000        7,297,925           (7,937,925)
Williamsburg Residential
 Wichita, KS                                              1,833,341          136,974          831,584            1,878,957
Victory Apartments
 Chicago, IL                                              6,322,324          161,500        4,929,133            5,502,881
Less Discontinued operations, impairments and
 dispositions                                            (3,412,534)     (10,908,220)    (122,053,580)         128,453,709
                                                       ------------     ------------     ------------     ----------------

                                                       $ 34,049,829     $  4,230,479     $ 30,318,798     $      25,912,842
                                                       ============     ============     ============     ================

                                                       Gross Amount at which Carried at Close of Period
                                                       ------------------------------------------------

                                                                         Buildings and                      Accumulated
Description                                                Land          Improvements         Total         Depreciation
--------------------------------------------------     ------------      -------------     ------------     ------------
Alexis Park Apartments
 Bossier City, LA (f)(g)(h)(k)                                    0                  0                0                0
Williamsburg Residential
 Wichita, KS                                                673,429          2,174,086        2,847,515        1,242,563
Victory Apartments
 Chicago, IL                                                168,402         10,425,112       10,593,514        4,417,308
Less Discontinued operations, impairments and
 dispositions                                              (705,690)        (3,802,401)      (4,508,091)      (2,137,914)
                                                       ------------      -------------     ------------     ------------

                                                       $  4,123,661      $  56,338,458     $ 60,462,119     $ 34,809,639
                                                       ============     ==============     ============     ============

                                                                                             Life on which
                                                                                            Depreciation in
                                                          Year of                            Latest Income
                                                       construction/        Date             Statements is
Description                                             Renovation         Acquired          Computed(a)(b)
--------------------------------------------------     -------------     ------------      -----------------
Alexis Park Apartments
 Bossier City, LA (f)(g)(h)(k)                                  1986        July 1989             27.5 years
Williamsburg Residential
 Wichita, KS                                                    1989        Aug. 1989               40 years
Victory Apartments
 Chicago, IL                                                    1988       Sept. 1989               40 years


(a) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the partnership date of acquisition.
(b) Furniture and fixtures, included in building improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2002 and included in discontinued operations.
(d) The property and the related assets and liabilities of these Local Partnerships were sold during the fiscal year ended March 31, 2004.
(e) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2005.
(f) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2005.
(g) These properties are included in discontinued operations for the fiscal year ended March 31, 2004.
(h) These properties are included in discontinued operations for the fiscal year ended March 31, 2005.
(i) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2006.
(j) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2006.
(k) These properties are included in discontinued operations for the fiscal year ended March 31, 2006.
(l) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2007.
(m) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2007.

                                        Cost of Property and Equipment                       Accumulated Depreciation
                               -----------------------------------------------    -----------------------------------------------
                                                                      Years Ended March 31,
                               --------------------------------------------------------------------------------------------------
                                    2007             2006            2005             2007             2006             2005
                               -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of
period                         $ 119,808,271    $ 170,994,320    $ 223,268,058    $  64,818,204    $  86,387,053    $ 102,005,231
Additions during period:
Improvements                         536,351        1,140,093        1,278,534
Depreciation expense                                                                  2,480,298        5,506,302        7,071,790
Deductions during period:
Discontinued operations,
impairments and dispositions     (59,882,503)     (52,326,142)     (53,552,272)     (32,488,863)     (27,075,151)     (22,689,968)
                               -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period     $  60,462,119    $ 119,808,271    $ 170,994,320    $  34,809,639    $  64,818,204    $  86,387,053
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