Form 10-Q
period 2007-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2007-11-06
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 September 30,    March 31,
                                                                     2007           2007
                                                                 ------------    ------------
                                                                 (Unaudited)      (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated
     depreciation of $31,343,484 and $34,809,639, respectively   $ 18,525,121    $ 25,652,480
   Cash and cash equivalents                                        2,813,902       4,001,566
   Cash held in escrow                                              2,371,991       2,453,458
   Deferred costs, net of accumulated amortization of
     $284,226 and $290,528, respectively                              777,204       1,290,276
   Other assets                                                     1,200,851       1,514,685
                                                                 ------------    ------------

Total operating assets                                             25,689,069      34,912,465
                                                                 ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $5,804,014 and $2,137,910, respectively        7,641,077       2,370,180
  Net assets held for sale                                          4,990,290       3,644,409
                                                                 ------------    ------------
Total assets from discontinued operations                          12,631,367       6,014,589
                                                                 ------------    ------------
                                                                 $ 38,320,436    $ 40,927,054
Total assets
                                                                 ============    ============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Operating liabilities
  Mortgage notes payable                                         $ 27,490,225    $ 34,049,829
  Accounts payable                                                  2,258,861       1,787,747
  Accrued interest payable                                          2,902,517       2,944,857
  Security deposits payable                                           224,011         257,600
  Due to local general partners and affiliates                      2,877,761       3,103,199
  Due to general partners and affiliates                              531,107         644,814
  Due to selling partners                                             888,750         885,000
                                                                 ------------    ------------

Total operating liabilities                                        37,173,232      43,673,046
                                                                 ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                    8,115,675       3,412,534
  Net liabilities held for sale (including minority interest)       3,294,213       3,038,175
                                                                 ------------    ------------
Total liabilities from discontinued operations                     11,409,888       6,450,709
                                                                 ------------    ------------

Total liabilities                                                  48,583,120      50,123,755
                                                                 ------------    ------------

Minority interests                                                    (20,710)        (19,986)
                                                                 ------------    ------------

Commitments and contingencies (Note 6)

Partners' (deficit) capital:
  Limited partners (115,917.5 BACs issued and outstanding)        (21,571,081)    (20,516,475)
  General partners                                                 11,329,107      11,339,760
                                                                 ------------    ------------

Total partners' (deficit) capital                                 (10,241,974)     (9,176,715)
                                                                 ------------    ------------

Total liabilities and partners' (deficit) capital                $ 38,320,436    $ 40,927,054
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                2007           2006*          2007           2006*
                                                             -----------    -----------    -----------    -----------
Operations:
Revenues
Rental income                                                $ 1,641,672    $ 1,637,174    $ 3,297,955    $ 3,256,242
Other                                                             82,892         32,553        159,792        115,991
                                                             -----------    -----------    -----------    -----------

Total revenues                                                 1,724,564      1,669,727      3,457,747      3,372,233
                                                             -----------    -----------    -----------    -----------

Expenses
General and administrative                                       470,750        292,828        910,991        636,031
General and administrative - related parties (Note 2)            178,957        423,676        416,669        848,612
Repairs and maintenance                                          759,842        649,298      1,652,050      1,345,660
Operating                                                        177,550        157,450        414,281        350,766
Taxes                                                            105,973        104,816        200,946        198,791
Insurance                                                         83,705         84,399        161,972        162,422
Financial                                                        401,649        415,792        764,751        784,152
Depreciation and amortization                                    491,064        470,948        966,128        932,390
                                                             -----------    -----------    -----------    -----------

Total expenses from operations                                 2,669,490      2,599,207      5,487,788      5,258,824
                                                             -----------    -----------    -----------    -----------

Loss from operations before minority interest                   (944,926)      (929,480)    (2,030,041)    (1,886,591)

Minority interest in loss of subsidiaries from operations              0           (475)             0              0
                                                             -----------    -----------    -----------    -----------

Loss from operations                                         $  (944,926)   $  (929,955)   $(2,030,041)   $(1,886,591)

Discontinued operations:
(Loss) income from discontinued operations (including gain
   on sale of properties and minority interest) (Note 5)         (66,293)     3,647,961        964,782      1,201,351
                                                             -----------    -----------    -----------    -----------
Net (loss) income                                            $(1,011,219)   $ 2,718,006    $(1,065,259)   $  (685,240)
                                                             ===========    ===========    ===========    ===========

Loss from operations - limited partners                      $  (935,477)   $  (920,655)   $(2,009,740)   $(1,867,725)
(Loss) income from discontinued operations (including gain
   on sale of properties and minority interest) - limited
   partners                                                      (65,630)     3,611,481        955,134      1,189,337
                                                             -----------    -----------    -----------    -----------
Net (loss) income - limited partners                         $(1,001,107)   $ 2,690,826    $(1,054,606)   $  (678,388)
                                                             ===========    ===========    ===========    ===========

Number of BACs outstanding                                     115,917.5      115,917.5      115,917.5      115,917.5
                                                             ===========    ===========    ===========    ===========

Loss from operations per BAC                                 $     (8.07)   $     (7.94)   $    (17.34)   $    (16.11)
(Loss) income from discontinued operations (including gain
   on sale of properties and minority interest) per BAC            (0.57)         31.16           8.24          10.26
                                                             -----------    -----------    -----------    -----------

Net (loss) income per BAC                                    $     (8.64)   $     23.22    $     (9.10)   $     (5.85)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                                     Limited         General
                                                      Total          Partners        Partner
                                                   ------------    ------------    ------------
Partners' (deficit) capital - April 1, 2007        $ (9,176,715)   $(20,516,475)   $ 11,339,760

Net loss                                             (1,065,259)     (1,054,606)        (10,653)
                                                   ------------    ------------    ------------

Partners' (deficit) capital - September 30, 2007   $(10,241,974)   $(21,571,081)   $ 11,329,107
                                                   ============    ============    ============


           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
Net loss                                                                  $ (1,065,259)   $   (685,240)
                                                                          ------------    ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

 Depreciation and amortization                                               1,114,415       1,862,304
 Gain on sale of properties                                                 (1,052,687)     (7,983,373)
 Loss on impairment of property and equipment                                        0       2,040,000
 Minority interest in (loss) income of subsidiaries                               (770)      4,085,830
 (Increase) decrease in cash held in escrow                                    (16,958)        199,831
 Decrease (increase) in other assets                                           232,958        (720,598)
 Increase in due from general partners and affiliates                                0      (1,091,785)
 Increase in accounts payable and other liabilities                            619,574       1,637,268
 (Decrease) increase in accrued interest payable                                (6,797)        114,565
 (Decrease) increase in security deposits payable                              (16,976)          3,491
 Increase in due to local general partners and affiliates                        1,453         347,611
 Decrease in due to local general partners and affiliates                     (136,827)       (744,054)
 (Decrease) increase in due to general partners and affiliates                (117,742)      1,087,597
                                                                          ------------    ------------

 Total adjustments                                                             619,643         838,687
                                                                          ------------    ------------

Net cash (used in) provided by operating activities                           (445,616)        153,447
                                                                          ------------    ------------

Cash flows from investing activities:

 Proceeds from sale of properties                                            1,444,500      19,175,000
 Costs paid relating to sale of properties                                    (100,668)     (5,544,886)
 Increase in cash held in escrow                                              (361,709)        (80,829)
 Improvements to property and equipment                                         (4,062)        (54,615)
                                                                          ------------    ------------

Net cash provided by investing activities                                      978,061      13,494,670
                                                                          ------------    ------------

Cash flows from financing activities:

 Repayments of mortgage notes                                               (1,293,368)    (13,847,144)
 Increase in due to selling partner                                              3,750           3,750
                                                                          ------------    ------------

Net cash used in financing activities                                       (1,289,618)    (13,843,394)
                                                                          ------------    ------------

Net decrease in cash and cash equivalents                                     (757,173)       (195,277)

Cash and cash equivalents at beginning of period                             4,475,744       1,584,050
                                                                          ------------    ------------

Cash and cash equivalents at end of period*                               $  3,718,571    $  1,388,773
                                                                          ============    ============

Summarized below are the components of the loss on sale of properties:

 Net proceeds from sale of property                                       $ (1,343,832)   $(13,630,114)
 Decrease in property and equipment, net of accumulated depreciation           764,028      10,554,523
 Decrease in deferred costs                                                     15,396         400,438
 Decrease in other assets                                                        6,089         357,247
 Decrease in cash held in escrow                                                99,288       1,812,822
 Decrease in accounts payable and other liabilities                            (12,515)     (1,382,946)
 Decrease in accrued interest                                                   (4,521)        (65,128)
 Decrease in security deposits payable                                         (10,517)       (144,771)
 Decrease in mortgage notes payable                                           (563,095)     (1,475,012)
 Decrease in due to local general partners and their affiliates                      0        (231,358)
 Decrease in due to general partners and their affiliates                       (3,008)              0
 Decrease in capitalization of consolidated subsidiaries attributable
   to minority interest                                                              0      (4,179,074)

Non-cash investing activities:

 Increase in accounts payable and other liabilities - deferred revenues
   from sale of limited partnership interest                              $          0    $    850,000
 Increase in other assets - proceeds receivable from sale of limited
   partnership interest                                                              0        (850,000)


* Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $904,669 and $231,834.

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 30, 2007 and 2006 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and eleven and nineteen subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of September 30, 2007, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. In addition, as of September 30, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $108,000, $0, $217,000 and $0 for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007, the results of its operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the year.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                      Three Months Ended    Six Months Ended
                                                         September 30,         September 30,
                                                     -------------------   -------------------
                                                       2007       2006*      2007       2006*
                                                     --------   --------   --------   --------
Partnership management fees (a)                      $ 35,317   $283,750   $129,317   $567,500
Expense reimbursement (b)                              51,584     51,923    105,426    106,520
Local administrative fee (d)                            3,125      2,500      6,250      5,000
                                                     --------   --------   --------   --------
Total general and administrative-General Partners      90,026    338,173    240,993    679,020
                                                     --------   --------   --------   --------

Property management fees incurred to affiliates of
  the Local General Partners (c)                       88,931     85,503    175,676    169,592
                                                     --------   --------   --------   --------
Total general and administrative-related parties     $178,957   $423,676   $416,669   $848,612
                                                     ========   ========   ========   ========

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                     -------------------   -------------------
                                                       2007       2006*      2007       2006*
                                                     --------   --------   --------   --------
Property management fees incurred to affiliates of
  the General Partners (c)                           $      0   $111,879   $      0   $226,475
Local administrative fee (d)                            1,875      4,750      3,750      9,500
                                                     --------   --------   --------   --------

Total general and administrative-General Partners       1,875    116,629      3,750    235,975
                                                     --------   --------   --------   --------

Property management fees incurred to affiliates of
  the Local General Partners (c)                       22,945     66,503     39,946    140,626
                                                     --------   --------   --------   --------

Total general and administrative-related parties     $ 24,820   $183,132   $ 43,696   $376,601
                                                     ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the "Partnership Agreement"), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,874,000 and $2,023,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. In the absence of the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $66,000 and $33,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $125,437, $276,534, $242,868 and $607,787 for three and six months ended September 30, 2007 and 2006, respectively. Of these fees $111,876, $263,885, $215,622 and $536,693, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $0, $111,879, $0 and $226,475, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $22,945, $178,382, $39,946 and $367,101, respectively, which were incurred to affiliates of the Local General Partners of properties (of which $0, $111,879, $0 and $226,475, respectively, were also incurred to affiliates of the General Partners) classified as discontinued operations.

(d) Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2007, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. In addition, as of September 30, 2007, the Partnership entered into an assignment and assumption agreement to sell its Partnership's limited partnership interest in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On April 20, 2007, the property and the related assets and liabilities of Whittier Plaza Associates, L.P. ("Whittier") were sold to an unaffiliated third party purchaser for a sales price of $1,444,500. The Partnership received $162,800 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,282,000. The sale

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


resulted in a gain of approximately $1,053,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized in the Partnership's Form 10-Q dated June 30, 2007.

On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at March 31, 2007. The sale resulted in a gain of approximately $1,155,000 as a result of the write-off of the deficit basis in the property of approximately $262,000 at the date of the sale and the $892,490 cash and guaranteed payments receivable from the sale, which was recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. An adjustment to the gain of approximately $22,000 was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $1,133,000.

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

On January 17, 2006, the remaining 80% of the Partnership's remaining 80% of its limited partnership interest in Santa Juanita II Limited Partnership ("Santa Juanita") was sold to the Local General Partner for a purchase sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner's conversion of the property to condominium ownership, resulting in a Local General Partner distribution of approximately $881,000. The Partnership received proceeds of $375,000 from this sale. The sale resulted in a loss of approximately $907,000 resulting from the write-off of the basis in the property of approximately $1,282,000 and the $375,000 cash received from the sale.


Note 4 - Assets Held for Sale

On September 7, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Victory Apartments, L.P. ("Victory") to the Local General Partner for a sales price of $700,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of June 30, 2007, Victory had property and equipment, at cost, of approximately $10,529,000, accumulated depreciation of approximately $4,523,000 and mortgage debt of approximately $6,300,000.

On February 1, 2007, Williamsburg Residential, L.P. ("Williamsburg") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,250,346. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2007. No assurance can be given that the sale will actually occur. As of June 30, 2007, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,216,000 and mortgage debt of approximately $1,816,000.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)



Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 30, 2007, Victory, Whittier and Williamsburg were classified as discontinued operations in the consolidated balance sheets. The amounts shown below as of September 30, 2007 also include residual cash, other assets, and accounts payable balances of 96th Street, Concourse Artists, Grand Concourse, Robin Housing, Spring Creek, West 107th Street and Willoughby whose properties were sold during the year ended March 31, 2007. As of March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street, Whittier, Williamsburg and Willoughby were classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

                                                      September 30,   March 31,
                                                          2007          2007
                                                      ------------   -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $5,804,014 and $2,137,910,
    respectively                                       $ 7,641,077   $ 2,370,180
  Cash and cash equivalents                                904,669       474,178
  Cash held in escrow                                      536,357       175,511
  Deferred costs, net of accumulated amortization
    of $222,961 and $241,287, respectively                 495,732        15,975
  Other assets                                           3,053,532     2,978,745
                                                       -----------   -----------
Total assets                                           $12,631,367   $ 6,014,589
                                                       ===========   ===========

Liabilities
  Mortgage notes payable                               $ 8,115,675   $ 3,412,534
  Accounts payable                                         541,566       405,619
  Accrued interest payable                                  51,967        20,945
  Security deposits payable                                 35,947        29,851
  Due to local general partners and their affiliates       280,010       189,946
  Due to general partners and affiliates                 1,666,804     1,673,847
  Minority interest                                        717,919       717,967
                                                       -----------   -----------
Total liabilities                                      $11,409,888   $ 6,450,709
                                                       ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2007, Whittier, which was sold during the six months ended September 30, 2007, and Victory and Williamsburg, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and six months ended September 30, 2006, Concourse Artists, Grand Concourse, 14th Street, Metropolitan, Robin Housing and Willoughby, which were sold during the six months ended September 30, 2006, Santa Juanita, which was sold during the year ended March 31, 2006, and, in order to present comparable results to the three and six months ended September 30, 2007, 96th Street, Rolling Green, Spring Creek, Victory, West 107th Street, Whittier and Williamsburg were classified as discontinued operations on the consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                   Three Months Ended               Six Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ---------------------------
                                                  2007            2006*           2007           2006*
                                              ------------    ------------    ------------   ------------
Revenues

Rental income                                 $    484,234    $  2,684,764    $    993,769   $  5,913,993
Other                                               11,737          38,128          35,507        109,929
Gain on sale of properties (Note 3)                      0       8,026,307       1,052,687      7,983,373
                                              ------------    ------------    ------------   ------------
Total revenue                                      495,971      10,749,199       2,081,963     14,007,295
                                              ------------    ------------    ------------   ------------

Expenses
General and administrative                          91,694         580,890         196,580      1,341,920
General and administrative-related parties
  (Note 2)                                          24,820         183,132          43,696        376,601
Repairs and maintenance                            114,985         525,528         211,068      1,268,842
Operating                                           49,126         271,681          81,609      1,188,268
Taxes                                               29,776         123,076          62,219        249,689
Insurance                                           16,040         163,100          35,337        359,161
Interest                                           163,195         440,284         339,155        965,719
Depreciation and amortization                       73,177         358,745         148,287        929,914
Loss on impairment of fixed assets                       0       1,160,000               0      2,040,000
                                              ------------    ------------    ------------   ------------

Total expenses                                     562,813       3,806,436       1,117,951      8,720,114
                                              ------------    ------------    ------------   ------------

(Loss) income before minority interest             (66,842)      6,942,763         964,012      5,287,181

Minority interest in loss (income) of
  subsidiaries from discontinued operations            549      (3,294,802)            770     (4,085,830)
                                              ------------    ------------    ------------   ------------
Net (loss) income from discontinued
  operations (including minority interest)    $    (66,293)   $  3,647,961    $    964,782   $  1,201,351
                                              ============    ============    ============   ============

(Loss) income - limited partners from
  discontinued operations (including
  minority interest)                          $    (65,630)   $  3,611,481    $    955,134   $  1,189,337
                                              ============    ============    ============   ============

Number of BACs outstanding                       115,917.5       115,917.5       115,917.5      115,917.5
                                              ============    ============    ============   ============

(Loss) income from discontinued operations
  (including minority interest) per BAC       $      (0.57)   $      31.16    $       8.24   $      10.26
                                              ============    ============    ============   ============


Cash flows form Discontinued Operations:

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                              ---------------------------
                                                                                  2007           2006*
                                                                              ------------   ------------
Net cash provided by (used in) operating activities                           $    129,563   $ (1,189,833)
                                                                              ------------   ------------
Net cash (used in) provided by investing activities                           $ (5,160,751)  $ 15,899,617
                                                                              ------------   ------------
Net cash provided by (used in) financing activities                           $  4,768,140   $(12,883,499)
                                                                              ------------   ------------

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

The auditors for two subsidiary partnerships, Whittier and Westminster, modified their reports on the 2006 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. The Partnership's financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Whittier Plaza Associates Limited Partnership ("Whittier")
----------------------------------------------------------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $24,274 and $28,239 in 2006 and 2005 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $5,000 and $3,000 in the 2006 and 2005 Fiscal Years, respectively, and approximately $497,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier was reduced to zero at both September 30, 2007 and March 31, 2007 as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net income (loss) after minority interest amounted to approximately $1,000, excluding gain on sale of approximately $1,074,000, and ($27,000) for six months ended September 30, 2007 and 2006, respectively. On April 20, 2007, the property and the related assets and liabilities of Whittier were sold (see
Note 3).

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

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $42,000, and there is approximately $464,000 due to the General Partners and their affiliates. As of September 30, 2007, the General Partners advanced Goodfellow approximately $420,000 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2007, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Williamsburg Residential, L.P. ("Williamsburg")
-----------------------------------------------
In November 1996, the Local General Partner of Williamsburg stopped making its mortgage note payments which constituted an event of default. A Reinstatement and Modification Agreement was entered into effective March 1, 1997. The Partnership has advanced Williamsburg the necessary funds to keep the mortgage and escrows current during 2006 and 2007 and is expected to continue to do so during the balance of 2007.

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 at both September 30, 2007 and March 31, 2007. Williamsburg's net loss after minority interest amounted to approximately $5,000 and $68,000 for six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Partnership has advanced Williamsburg approximately $1,571,000. On February 1, 2007, Williamsburg entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 4).

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


e)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that benefited from the low-income housing tax credit program ("Tax Credits"). The Partnership's entitlement to claim Tax Credits for each Property is ten years from the date of investment or, if later, the date the Property is placed into service ("Tax Credit Period"). The Local Partnerships were required to comply with the Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2003, the Tax Credit Period for each Local Partnership had expired. As of September 30, 2007, the Compliance Periods for all of the Properties have expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of September 30, 2007, no more than 29% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. As of September 30, 2007, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in six Local Partnerships were sold. For a discussion of these sales, see Item 1, Note 3. In addition, as of September 30, 2007, the Partnership entered into an assignment and assumption agreement to sell its Partnership's limited partnership interest in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Item 1, Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Note 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the six months ended September 30, 2007 and 2006, cash distributions received from the Local Partnerships were approximately $163,000 and $711,000, respectively, which included distributions from sales amounting to approximately $163,000 and $708,000, respectively. In addition, during the six months ended September 30, 2007 and 2006, approximately $0 and $375,000, respectively in proceeds were received by the Partnership from the sale of partnership interest.

During the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($757,000). This decrease was due to cash used in operating activities ($446,000), repayments of mortgage notes ($1,293,000), an increase in cash held in escrow relating to investing activities ($362,000) and improvements to property and equipment ($4,000), which exceeded net proceeds from sale of properties ($1,344,000) and an increase in due to selling partner ($4,000). In the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties of approximately ($1,053,000) and depreciation and amortization of approximately ($1,114,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $2,682,000 at September 30, 2007.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative
- related parties,  totaled $1,597,820,  $1,288,791,  $3,340,240 and $2,693,670, respectively.

Accounts payable totaled $2,258,861 and $1,787,747 as of September 30, 2007 and March 31, 2007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of September 30, 2007 and March 31, 2007 totaled $541,566 and $405,619, respectively.

Accrued interest payable as of September 30, 2007 and March 31, 2007 was $2,902,517 and $2,944,857, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 30, 2007 and March 31, 2007, totaled $51,967 and $20,945, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $1,874,000 and $2,023,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6. Because the Compliance Periods for all the properties have ended, the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships. Therefore, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the six months ended September 30, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through September 30, 2007, the Partnership has recorded approximately $15,022,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were two assets classified as property and equipment-held for sale at September 30, 2007. See Item 1, Note 4 regarding assets held for sale and Item 1, Note 5 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2007 and 2006, as discussed below, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased less than 1% and approximately 1% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in vacancies at one Local Partnership partially offset by a decrease in occupancy at one Local Partnership affected by fire in 2006.

Other income increased approximately $50,000 and $44,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned on sales proceeds being invested at the Partnership level and an increase in interest income due to higher cash balances at two Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent with increases of approximately 1% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006.

General and administrative expenses increased approximately $178,000 and $275,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in accounting fees, legal fees and miscellaneous administrative expenses due to high sales activity at the Partnership level.

General and administrative-related parties expenses decreased approximately $245,000 and $432,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees at the Partnership level resulting from the sale of properties.

Repairs and maintenance expenses increased approximately $111,000 and $306,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increases in maintenance and repair contracts, including painting and decorating, and non-recurring repairs relating to fire damage at one Local Partnership and increases in plumbing and elevator repair expenses at a second Local Partnership, partially offset by a decrease in painting and carpet installation expenses partially covered by the receipt of insurance proceeds at a third Local Partnership, a decrease in a cabinet installation and appliance replacement expenses at a fourth Local
Partnership and an increase in plumbing expenses, security contract and other non-recurring repairs at a fifth Local Partnership.

Operating expenses increased approximately $20,000 and $64,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increases in electricity costs at two Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of September 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and the Chief Financial Officer of Related Credit Properties II Inc., the general partner of Related Credit Properties II L.P. and Liberty Associates II, L.P., and of Liberty GP II Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                  By: RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner

                                      By: Related Credit Properties II Inc.,
                                          its general partner

Date: November 6, 2007
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: November 6, 2007
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                      and

                                  By: LIBERTY GP II, INC.,
                                      a General Partner

Date: November 6, 2007
      ----------------
                                      By: /s/ Robert L. Levy
                                          ------------------
                                          Robert L. Levy
                                          Chief Financial Officer

Date: November 6, 2007
      ----------------
                                      By: /s/ Andrew J. Weil
                                          ------------------
                                          Andrew J. Weil
                                          President, Chief Executive Officer

                                      and

                                  By: LIBERTY ASSOCIATES II, L.P.,
                                      a General Partner

                                      By: Related Credit Properties II, Inc.,
                                          a General Partner

Date: November 6, 2007
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: November 6, 2007
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                      By: Liberty GP II, Inc.,
                                          a General Partner

Date: November 6, 2007
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: November 6, 2007
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Liberty Tax Credit Plus II, L.P.;

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



         Date: November 6, 2007
               ----------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Liberty Tax Credit Plus II, L.P.;

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



         Date: November 6, 2007
               ----------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Liberty Tax Credit Plus II L.P. on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 6, 2007                                    November 6, 2007