Form 10-Q
period 2007-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2008-02-07
CIK 832141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24660

                         LIBERTY TAX CREDIT PLUS II L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                                     13-3458180
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 December 31,      March 31,
                                                                     2007            2007
                                                                 ------------    ------------
                                                                  (Unaudited)     (Audited)
ASSETS

Operating assets
   Property and equipment, at cost, net of accumulated
     depreciation of $29,037,542 and $34,809,639, respectively   $ 16,741,282    $ 25,652,480
   Cash and cash equivalents                                        3,688,493       4,001,566
   Cash held in escrow                                              1,757,595       2,453,458
   Deferred costs, net of accumulated amortization of
     $264,146 and $290,528, respectively                              761,017       1,290,276
   Other assets                                                     1,110,970       1,514,685
                                                                 ------------    ------------

Total operating assets                                             24,059,357      34,912,465
                                                                 ------------    ------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $1,247,717 and $2,137,910, respectively        1,613,602       2,370,180
  Net assets held for sale                                          3,361,225       3,644,409
                                                                 ------------    ------------
Total assets from discontinued operations                           4,974,827       6,014,589
                                                                 ------------    ------------

Total assets                                                     $ 29,034,184    $ 40,927,054
                                                                 ============    ============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Operating liabilities
  Mortgage notes payable                                         $ 25,789,244    $ 34,049,829
  Accounts payable                                                  2,184,696       1,787,747
  Accrued interest payable                                          2,924,285       2,944,857
  Security deposits payable                                           215,036         257,600
  Due to local general partners and affiliates                      2,868,359       3,103,199
  Due to general partners and affiliates                              474,604         644,814
  Due to selling partners                                             890,625         885,000
                                                                 ------------    ------------

Total operating liabilities                                        35,346,849      43,673,046
                                                                 ------------    ------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                    1,806,663       3,412,534
  Net  liabilities held for sale (including minority
   interest)                                                        2,983,752       3,038,175
                                                                 ------------    ------------
Total liabilities from discontinued operations                      4,790,415       6,450,709
                                                                 ------------    ------------

Total liabilities                                                  40,137,264      50,123,755
                                                                 ------------    ------------

Minority interests                                                     (8,095)        (19,986)
                                                                 ------------    ------------

Commitments and contingencies (Note 6)

Partners' (deficit) capital:
  Limited partners (115,917.5 BACs issued and outstanding)        (22,418,037)    (20,516,475)
  General partners                                                 11,323,052      11,339,760
                                                                 ------------    ------------

Total partners' (deficit) capital                                 (11,094,985)     (9,176,715)
                                                                 ------------    ------------

Total liabilities and partners' (deficit) capital                $ 29,034,184    $ 40,927,054
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                         December 31,                  December 31,
                                                                  --------------------------    --------------------------
                                                                      2007          2006*          2007           2006*
                                                                  -----------    -----------    -----------    -----------
Operations:
Revenues
Rental income                                                     $ 1,488,106    $ 1,612,010    $ 4,623,829    $ 4,708,162
Other                                                                  81,365         60,606        240,091        171,152
                                                                  -----------    -----------    -----------    -----------

Total revenues                                                      1,569,471      1,672,616      4,863,920      4,879,314
                                                                  -----------    -----------    -----------    -----------

Expenses
General and administrative                                            250,275        273,210      1,141,435        885,238
General and administrative - related parties (Note 2)                 265,306        386,518        664,688      1,217,838
Repairs and maintenance                                               805,692        741,869      2,397,108      2,055,808
Operating                                                             154,404        157,244        550,100        495,407
Taxes                                                                  99,389         99,640        292,217        290,313
Insurance                                                              68,640         66,511        222,460        221,687
Financial                                                             356,036        357,854      1,103,532      1,122,552
Depreciation and amortization                                         418,177        418,618      1,313,641      1,280,693
                                                                  -----------    -----------    -----------    -----------

Total expenses from operations                                      2,417,919      2,501,464      7,685,181      7,569,536
                                                                  -----------    -----------    -----------    -----------

Loss from operations                                              $  (848,448)   $  (828,848)   $(2,821,261)   $(2,690,222)

Discontinued operations:
(Loss) income from discontinued operations
   (including gain (loss) on sale of properties
   and minority interest) (Note 5)                                     (7,063)    (4,149,330)       900,491     (2,973,196)
                                                                  -----------    -----------    -----------    -----------
Net loss                                                          $  (855,511)   $(4,978,178)   $(1,920,770)   $(5,663,418)
                                                                  ===========    ===========    ===========    ===========

Loss from operations - limited partners                           $  (839,964)   $  (820,559)   $(2,793,048)   $(2,663,320)
(Loss) income from discontinued operations (including
   gain (loss) on sale of properties and minority
   interest) - limited partners                                        (6,992)    (4,107,837)       891,486     (2,943,464)
                                                                  -----------    -----------    -----------    -----------
Net loss - limited partners                                       $  (846,956)   $(4,928,396)   $(1,901,562)   $(5,606,784)
                                                                  ===========    ===========    ===========    ===========

Number of BACs outstanding                                          115,917.5      115,917.5      115,917.5      115,917.5
                                                                  ===========    ===========    ===========    ===========

Loss from operations per BAC                                      $     (7.25)   $     (7.07)   $    (24.10)   $    (22.97)
(Loss) income from discontinued operations (including gain
   (loss) on sale of properties and minority interest) per BAC          (0.06)        (35.44)          7.69         (25.39)
                                                                  -----------    -----------    -----------    -----------

Net loss per BAC                                                  $     (7.31)   $    (42.51)   $    (16.41)   $    (48.36)
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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                                    Limited          General
                                                     Total          Partners         Partner
                                                  ------------    ------------    ------------
Partners' (deficit) capital - April 1, 2007       $ (9,176,715)   $(20,516,475)   $ 11,339,760

Net loss                                            (1,920,770)     (1,901,562)        (19,208)

Forgiveness of related party debt                        2,500               0           2,500
                                                  ------------    ------------    ------------

Partners' (deficit) capital - December 31, 2007   $(11,094,985)   $(22,418,037)   $ 11,323,052
                                                  ============    ============    ============

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                                2007            2006**
                                                                            ------------    ------------
Net loss                                                                    $ (1,920,770)   $ (5,663,418)
                                                                            ------------    ------------

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                                1,630,651       2,495,192
  Gain on sale of properties                                                  (1,121,420)     (6,508,259)
  Loss on impairment of property and equipment                                         0       3,540,000
  Minority interest in (loss) income of subsidiaries                              11,699       5,442,337
  (Increase) decrease in cash held in escrow                                     (16,510)        381,097
  Decrease (increase) in other assets                                            293,526        (159,870)
  Increase in accounts payable and other liabilities                             251,426         856,067
  (Decrease) increase in accrued interest payable                                 15,827         112,161
  (Decrease) increase in security deposits payable                               (19,900)          6,401
  Increase in due to local general partners and affiliates                             0         142,574
  Decrease in due to local general partners and affiliates                      (139,156)     (1,865,868)
  (Decrease) increase in due to general partners and affiliates                 (170,496)       (176,130)
                                                                            ------------    ------------

  Total adjustments                                                              735,647       4,265,702
                                                                            ------------    ------------

Net cash used in operating activities                                         (1,185,123)     (1,397,716)
                                                                            ------------    ------------

Cash flows from investing activities:

  Proceeds from sale of properties                                             2,118,677      34,368,238
  Costs paid relating to sale of properties                                     (100,668)     (3,285,014)
  Decrease (increase) in cash held in escrow                                      25,447         (53,467)
  Improvements to property and equipment                                         (32,662)        (99,122)
                                                                            ------------    ------------

Net cash provided by investing activities                                      2,010,794      30,930,635
                                                                            ------------    ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                                (1,431,109)    (14,003,384)
  Increase in due to selling partner                                               5,625           5,625
  Decrease in capitalization of consolidated subsidiaries
    attributable to minority interest                                                  0      (3,350,364)
                                                                            ------------    ------------

Net cash used in financing activities                                         (1,425,484)    (17,348,123)
                                                                            ------------    ------------


Net (decrease) increase in cash and cash equivalents                            (599,813)     12,184,796

Cash and cash equivalents at beginning of period                               4,475,744       1,584,050
                                                                            ------------    ------------

Cash and cash equivalents at end of period*                                 $  3,875,931    $ 13,768,846
                                                                            ============    ============

Summarized below are the components of the gain on sale of properties:

  Net proceeds from sale of property                                        $ (2,018,009)   $(31,083,224)
  Decrease in property and equipment, net of accumulated depreciation          8,096,371      36,574,632
  Capital contribution (distribution) - General Partner                            2,500         (65,856)
  Decrease in deferred costs                                                     518,651         732,495
  Decrease (increase) in other assets                                            130,597      (1,877,568)
  Decrease in cash held in escrow                                                646,987       5,303,494
  Increase (decrease) in accounts payable and other liabilities                  293,241      (2,398,512)
  Decrease in accrued interest                                                   (39,159)       (126,051)
  Decrease in security deposits payable                                          (38,231)       (612,299)
  Decrease in mortgage notes payable                                          (8,435,347)    (12,071,600)
  Decrease in due to selling partners                                                  0        (418,935)
  Decrease in due to local general partners and their affiliates                (228,318)     (1,870,416)
  (Decrease) increase in due to general partners and their affiliates            (50,703)        320,958
  Decrease in capitalization of consolidated subsidiaries attributable to
    minority interest                                                                  0       1,084,623

* Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $187,438 and $1,083,933.
** Reclassified for comparative purposes.

           See accompanying notes to consolidated financial statements

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 31, 2007 and 2006 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and eleven and nineteen subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner. Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships. As of December 31, 2007, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. In addition, as of December 31, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note
4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. There were no such losses for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2007, the results of its operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.


Note 2 - Related Party Transactions

One of the General Partners has a 1% interest, as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


The costs incurred to related parties from operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $   94,000   $  283,750   $  223,317   $  851,250
Expense reimbursement (b)                                    96,538       21,938      201,964      128,458
Local administrative fee (d)                                  2,500        1,875        7,500        5,625
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partners           193,038      307,563      432,781      985,333
                                                         ----------   ----------   ----------   ----------

Property management fees incurred to affiliates of the
  Local General Partners (c)                                 72,268       78,955      231,907      232,505
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  265,306   $  386,518   $  664,688   $1,217,838
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  General Partners (c)                                   $        0   $  112,839   $        0   $  339,314
Local administrative fee (d)                                  2,500        5,375        7,500       16,125
                                                         ----------   ----------   ----------   ----------

Total general and administrative-General Partners             2,500      118,214        7,500      355,439
                                                         ----------   ----------   ----------   ----------

Property management fees incurred to affiliates of the
  Local General Partners (c)                                 27,150       70,111       83,133      226,779
                                                         ----------   ----------   ----------   ----------

Total general and administrative-related parties         $   29,650   $  188,325   $   90,633   $  582,218
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the "Partnership Agreement"), for administering the affairs of the Partnership. The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $1,968,000 and $2,023,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively. In the absence of the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $57,000 and $33,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

(c) Property management fees incurred by subsidiary partnerships in operations amounted to $113,253, $279,059, $356,121 and $886,846 for three and nine months ended December 31, 2007 and 2006, respectively. Of these fees $99,418, $261,905, $315,040 and $798,598, respectively, were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $0, $112,839, $0 and $339,314, respectively, which were also incurred to affiliates of the General Partners. Also included in these fees are $27,150, $182,950, $83,133 and $566,093, respectively, which were incurred to affiliates of the Local General Partners of properties (of which $0, $112,839, $0 and $339,314, respectively, were also incurred to affiliates of the General Partners) classified as discontinued operations.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


(d) Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2007, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. In addition, as of December 31, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2007, the Partnership's limited partnership interest in Victory Apartments, L.P. ("Victory") was sold to the Local General Partner for a sales price of $700,000. The sale resulted in a loss of approximately $96,000 as a result of the write-off of the basis in the property of approximately $750,000 at the date of the sale and the $654,177 cash received from the sale.

On December 28, 2007, the Partnership's limited partnership interest in Church Lane Associates ("Church Lane") was sold to the Local General Partner for a sales price of $20,000. The sale resulted in a gain of approximately $165,000 as a result of the write-off of the deficit basis in the property of approximately $145,000 at the date of the sale and the $20,000 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,500 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On December 19, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. ("West 107th Street") were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities. During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000. The sale resulted in a loss of approximately $319,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006. An adjustment to the loss of approximately $(104,000) was recorded during the quarter ended March 31, 2007, resulting in an overall loss of approximately $215,000. The sale also resulted in a net non-cash contribution to the Partnership of approximately $265,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner.

On December 19, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. ("96th Street") were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities. During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000. The sale resulted in a loss of approximately $238,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006. An adjustment to the loss of approximately $(24,000) was recorded during the quarter ended March 31, 2007, resulting in an overall loss of approximately $214,000. The sale also resulted in a non-cash contribution to the Partnership of approximately $597,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner.

On December 12, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. ("Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,950,000 including a note receivable in the amount of $2,500,000. The Partnership received $12,280,115, as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $2,170,000. During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000. The sale resulted in a loss of approximately $1,606,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006. An adjustment to the loss of approximately $(1,751,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $145,000. The sale also resulted in a net non-cash distribution to the Partnership of approximately $1,176,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.

On October 25, 2006, the Partnership's limited partnership interest in Rolling Green Limited Partnership ("Rolling Green") was sold to the Local General
Partner for a sales price of $399,990. The sale resulted in a gain of approximately $1,940,000, resulting from the write-off of the deficit basis in the property of approximately $1,540,000 and the $399,990 cash received from the sale.

On August 1, 2006, the Partnership's limited partnership interest in Metropolitan Towers Associates, L.P. ("Metropolitan") was sold to the Local General Partner for a sales price of $892,490. The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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


Note 4 - Assets Held for Sale

On February 1, 2007, Williamsburg Residential, L.P. ("Williamsburg") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,250,346. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,216,000 and mortgage debt of approximately $1,807,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of December 31, 2007, Church Lane, Victory, Whittier and Williamsburg were classified as discontinued operations in the consolidated balance sheets. The amounts shown below as of December 31, 2007 also include residual cash, other assets, and accounts payable balances of 96th Street, Concourse Artists, Grand Concourse, Robin Housing, Spring Creek, West 107th Street and Willoughby whose properties were sold during the year ended March 31, 2007. As of March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street, Whittier, Williamsburg and Willoughby were classified as discontinued operations in the consolidated balance sheets.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Consolidated Balance Sheets of Discontinued Operations:

                                                       December 31,    March 31,
                                                           2007           2007
                                                       ------------   ------------
Assets
  Property and equipment, net of accumulated
    depreciation of $1,247,717 and $2,137,910,
    respectively                                       $  1,613,602   $  2,370,180
  Cash and cash equivalents                                 187,438        474,178
  Cash held in escrow                                       215,450        175,511
  Deferred costs, net of accumulated amortization
    of $199,319 and $241,287, respectively                        0         15,975
  Other assets                                            2,958,337      2,978,745
                                                       ------------   ------------
Total assets                                           $  4,974,827   $  6,014,589
                                                       ============   ============

Liabilities
  Mortgage notes payable                               $  1,806,663   $  3,412,534
  Accounts payable                                          553,338        405,619
  Accrued interest payable                                   18,185         20,945
  Security deposits payable                                  14,284         29,851
  Due to local general partners and their affiliates         57,314        189,946
  Due to general partners and affiliates                  1,622,858      1,673,847
  Minority interest                                         717,773        717,967
                                                       ------------   ------------
Total liabilities                                      $  4,790,415   $  6,450,709
                                                       ============   ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2007, Church Lane, Victory and Whittier, which were sold during the nine months ended December 31, 2007, and Williamsburg, which was classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements. For the three and nine months ended December 31, 2006, Concourse Artists, Grand Concourse, 14th Street, 96th Street, Metropolitan, Robin Housing, Rolling Green, Spring Creek, West 107th Street and Willoughby, which were sold during the nine months ended December 31, 2006, Santa Juanita, which was sold during the year ended March 31, 2006, and, in order to present comparable results to the three and nine months ended December 31, 2007, Church Lane, Victory, Whittier and
Williamsburg were classified as discontinued operations on the consolidated financial statements.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:

                                                            Three Months Ended               Nine Months Ended
                                                                December 31,                    December 31,
                                                        ----------------------------    ----------------------------
                                                            2007            2006*           2007            2006*
                                                        ------------    ------------    ------------    ------------
Revenues

Rental income                                           $    518,181    $  2,564,935    $  1,674,182    $  8,639,018
Other                                                         17,154          42,302          53,727         157,676
Gain (loss) on sale of properties (Note 3)                    68,733        (594,035)      1,121,420       6,508,259
                                                        ------------    ------------    ------------    ------------
Total revenue                                                604,068       2,013,202       2,849,329      15,304,953
                                                        ------------    ------------    ------------    ------------

Expenses
General and administrative                                   103,355         574,607         319,767       1,940,530
General and administrative-related parties
  (Note 2)                                                    29,650         188,325          90,633         582,218
Repairs and maintenance                                      122,334         641,976         394,036       1,942,539
Operating                                                     28,659         238,708         128,853       1,439,579
Taxes                                                         27,019          93,680          97,356         351,487
Insurance                                                     19,612         144,146          63,101         510,553
Interest                                                     169,974         329,234         526,384       1,314,407
Depreciation and amortization                                 98,059         214,270         317,009       1,214,499
Loss on impairment of fixed assets                                 0       1,500,000               0       3,540,000
                                                        ------------    ------------    ------------    ------------

Total expenses                                               598,662       3,924,946       1,937,139      12,835,812
                                                        ------------    ------------    ------------    ------------

Income (loss) before minority interest                         5,406      (1,911,744)        912,190       2,469,141

Minority interest in income of subsidiaries
  from discontinued operations                               (12,469)     (2,237,586)        (11,699)     (5,442,337)
                                                        ------------    ------------    ------------    ------------
Net (loss) income from discontinued
  operations (including minority interest)              $     (7,063)   $ (4,149,330)   $    900,491    $ (2,973,196)
                                                        ============    ============    ============    ============

(Loss) income - limited partners from discontinued
  operations (including minority interest)              $     (6,992)   $ (4,107,837)   $    891,486    $ (2,943,464)
                                                        ============    ============    ============    ============

Number of BACs outstanding                                 115,917.5       115,917.5       115,917.5       115,917.5
                                                        ============    ============    ============    ============

(Loss) income from discontinued operations (including
  minority interest) per BAC                            $      (0.06)   $     (35.44)   $       7.69    $     (25.39)
                                                        ============    ============    ============    ============

Cash flows form Discontinued Operations:

                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                        ----------------------------
                                                                                            2007            2006*
                                                                                        ------------    ------------
Net cash (used in) provided by operating activities                                     $   (276,732)   $  2,367,013
                                                                                        ------------    ------------
Net cash (used in) provided by investing activities                                     $ (6,039,923)   $ 22,874,568
                                                                                        ------------    ------------
Net cash provided by (used in) financing activities                                     $  6,321,768    $ (8,764,870)
                                                                                        ------------    ------------

* Reclassified for comparative purposes.

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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

Whittier Plaza Associates Limited Partnership ("Whittier")
----------------------------------------------------------
The financial statements for Whittier have been prepared assuming that Whittier will continue as a going concern. Whittier has sustained continuous losses since commencement of operations in 1988, including losses of $24,274 and $28,239 in 2006 and 2005 Fiscal Years, respectively. Whittier has experienced higher vacancies and lower rents than those originally projected, resulting in increased difficulty in meeting both operating and debt service obligations. The Local General Partner, pursuant to a development deficit guarantee agreement, has advanced approximately $5,000 and $3,000 in the 2006 and 2005 Fiscal Years, respectively, and approximately $497,000 since 1988 to fund operating cash shortfalls. In addition, Whittier's management company, an affiliate of the Local General Partner, has deferred receipt of various fees since 1991 totaling approximately $116,000. These items raise substantial doubt about Whittier's ability to continue as a going concern. The Partnership's investment in Whittier was reduced to zero at both December 31, 2007 and March 31, 2007 as a result of prior years' losses and the minority interest balance was $0 at each date. Whittier's net income (loss) after minority interest amounted to approximately $1,000, excluding gain on sale of approximately $1,074,000, and ($28,000) for nine months ended December 31, 2007 and 2006, respectively. On April 20, 2007, the property and the related assets and liabilities of Whittier were sold (see
Note 3).

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

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership ("Goodfellow")
---------------------------------------------------
In recent years, Goodfellow has experienced significant cash flow deficiencies. In addition, current liabilities exceed current assets by approximately $49,000, and there is approximately $465,000 due to the General Partners and their affiliates. As of December 31, 2007, the General Partners advanced Goodfellow approximately $478,000 in the form of a long term interest free loan. The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2007, as needed, with an unsecured loan that will strengthen Goodfellow's overall financial position. Management believes that this action will allow Goodfellow to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

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

The Partnership's investment in Williamsburg has been written down to $0 by prior years' losses and the minority interest balance was approximately $718,000 at both December 31, 2007 and March 31, 2007. Williamsburg's net loss after minority interest amounted to approximately $19,000 and $89,000 for nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Partnership has advanced Williamsburg approximately $1,571,000. On February 1, 2007, Williamsburg entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 4).

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


e)  Tax Credits

Each Local Partnership owns one or more low-income multi-family residential complexes ("Properties") that benefited from the low-income housing tax credit program ("Tax Credits"). The Partnership's entitlement to claim Tax Credits for each Property is ten years from the date of investment or, if later, the date the Property is placed into service ("Tax Credit Period"). The Local Partnerships were required to comply with the Tax Credits requirements for a period of 15 years commencing at the beginning of the Tax Credit Period ("Compliance Period"). As of December 31, 2007, the Compliance Periods for all of the Properties had expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, as of December 31, 2007, no more than 40% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable the HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in twenty-seven Local Partnerships. As of December 31, 2007, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold. For a discussion of these sales, see Item 1, Note 3. In addition, as of December 31, 2007, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Item 1, Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Note 7 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership but are not expected to be significant. During the nine months ended December 31, 2007 and 2006, cash distributions received from the Local
Partnerships were approximately $428,000 and $12,433,000, respectively, which included distributions from sales amounting to approximately $428,000 and $12,430,000, respectively. In addition, during the nine months ended December 31, 2007 and 2006, approximately $0 and $1,667,480, respectively in proceeds were received by the Partnership from the sale of partnership interest.

During the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($600,000). This decrease was due to cash used in operating activities ($1,185,000), repayments of mortgage notes ($1,431,000) and improvements to property and equipment ($33,000), which exceeded net proceeds from sale of properties ($2,018,000), a decrease in cash held in escrow relating to investing activities ($25,000) and an increase in due to selling partner ($6,000). In the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties of approximately ($1,121,000) and depreciation and amortization of approximately ($1,631,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates ("BACs") holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject. The Partnership had a working capital reserve of approximately $3,634,000 at December 31, 2007.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative
- related parties,  totaled $1,378,400,  $1,338,474,  $4,603,320 and $3,948,453, respectively.

Accounts payable totaled $2,184,696 and $1,787,747 as of December 31, 2007 and March 31, 2007, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations as of December 31, 2007 and March 31, 2007 totaled $553,338 and $405,619, respectively.

Accrued interest payable as of December 31, 2007 and March 31, 2007 was $2,924,285 and $2,944,857, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. Furthermore, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 31, 2007 and March 31, 2007, totaled $18,185 and $20,945, respectively.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $1,968,000 and $2,023,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the nine months ended December 31, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through December 31, 2007, the Partnership has recorded approximately $15,022,000 as a loss on impairment of assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There was one asset classified as property and equipment-held for sale at December 31, 2007. See Item 1, Note 4 regarding assets held for sale and
Item 1, Note 5 regarding discontinued operations.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2007 and 2006, as discussed below, consisted primarily of the results of the Partnership's investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income decreased approximately 8% and 2% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in occupancy at one Local Partnership affected by fire in 2006, partially offset by a decrease in vacancies at a second Local Partnership.

Other income increased approximately $21,000 and $69,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned on sales proceeds being invested at the Partnership level and increases in miscellaneous tenants' charges and interest income due to higher cash balances at two Local Partnerships.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent with a decrease of less than 1% and an increase of less than 1% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006.

General and administrative expenses increased approximately $256,000 for the nine months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to an increase in accounting and legal fees, and miscellaneous administrative expenses due to high sales activity at the Partnership level, increases in office salaries, payroll taxes and health insurance at one Local Partnership and increases in bad debt expenses, management salaries, payroll taxes and other miscellaneous administrative expenses at a second Local Partnership.

General and administrative-related parties expenses decreased approximately $121,000 and $553,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees at the Partnership level resulting from the sale of properties partially offset by an increase in expense reimbursements at the Partnership level.

Repairs and maintenance expenses increased approximately $64,000 and $341,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to increases in maintenance and repair contracts, including painting and decorating, and non-recurring repairs relating to fire damage at one Local Partnership and increases in plumbing, janitorial and security contracts, as well as increases in maintenance payroll and non-recurring repair expenses at a second Local Partnership, partially offset by a decrease in painting and carpet installation expenses as well as the receipt of insurance proceeds at a third Local Partnership.

Operating expenses increased approximately $55,000 for the nine months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to increases in electricity costs at two Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of December 31, 2007.

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

                         LIBERTY TAX CREDIT PLUS II L.P.
                         -------------------------------
                                  (Registrant)

                                  By: RELATED CREDIT PROPERTIES II L.P.,
                                      a General Partner

                                      By: Related Credit Properties II Inc.,
                                          its general partner

Date: February 7, 2008
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer

Date: February 7, 2008
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                      and

                                  By: LIBERTY GP II, INC.,
                                      a General Partner

Date: February 7, 2008
      ----------------
                                      By: /s/ Robert L. Levy
                                          ------------------
                                          Robert L. Levy
                                          Chief Financial Officer

Date: February 7, 2008
      ----------------
                                      By: /s/ Andrew J. Weil
                                          ------------------
                                          Andrew J. Weil
                                          President, Chief Executive Officer