Form 10-K
period 2008-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2008-06-25
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24660

LIBERTY TAX CREDIT PLUS II L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3458180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignment Certificates (including underlying Limited Partnership Interests)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                      Accelerated filer [  ]                                  Non-accelerated filer ☒                                    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No  ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was $(21,571,000), based on Limited Partner equity (deficit) as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

General

Liberty Tax Credit Plus II L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on March 25, 1988. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the “Related General Partner”), Liberty Associates II L.P., a Delaware limited partnership (“Liberty Associates”), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the “Liberty General Partner” and together with the Related General Partner and Liberty Associates, the “General Partners”). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership.  The ultimate parent of the General Partners is Centerline Holding Company (“Centerline”).

On July 20, 1988 the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”).

As of January 9, 1989 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $115,917,500 of gross proceeds of the Offering from 8,431 investors.

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as “Local Partnerships” or “subsidiary partnerships”) each of which owns one or more leveraged low-income multifamily residential complexes (“Apartment Complexes”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties (“Rehabilitation Projects” and together with the Apartment Complexes, the “Properties”) that are eligible for the historic rehabilitation tax credit (the “Historic Rehabilitation Tax Credit”).  Some of the Apartment Complexes benefit from one or more other forms of federal and state housing assistance. The Partnership’s investment in each Local Partnership represents from 73.52% to 98% of the partnership interests in the Local Partnership.  The Partnership had originally acquired interests in twenty-seven Local Partnerships.  The Partnership is currently in the process of disposing of its investments and through March 31, 2008 had disposed of 22 of its investments.  During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, which was subsequently sold (see Note 14 in Item 8).  See Item 2, Properties.

Liberty Associates is the special limited partner in all remaining seven Local Partnerships, as well as a general partner of the Partnership. Liberty Associates has certain rights and obligations in its role as special limited partner which permit it to execute control over the management and policies of the Local Partnerships.

Investment Objectives, Tax Credits

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits (and to a lesser extent Historic Rehabilitation Tax Credits) over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, ten years from the date of investment or, if later, the date the Property is placed in service referred to herein as the “Tax Credit Period”);

2. Preserve and protect the Partnership’s capital;

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits.  Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the “Compliance Period”) commencing at the beginning of the Tax Credit Period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if (i) the Local Partnership ceases to meet qualification requirements, (ii) there is a decrease in the qualified basis of a Property, or (iii) there is a reduction in its interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of March 31, 2008, the Tax Credit Periods and Compliance Periods for all of the Properties have expired.

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

As of March 31, 2008, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective.  During the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $1,019,000 and to the General Partners of approximately $10,000.  Through the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $9,945,000 and to the General Partners of approximately $100,000.

The General Partners generally required, in connection with certain investments in Local Partnerships, that the general partners of the Local Partnership (“Local General Partners”) undertake the funding of operating deficits (up to a stated maximum amount) of the Local Partnership during a limited period of time following the Partnership’s investment (“Guarantee Period”). Generally the amounts funded pursuant to the operating deficit guarantee (the “Operating Deficit Guarantee”) were treated as Operating Loans, did not bear interest and were repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. See Item 8, Note 8 - Related Party Transactions.  As of March 31, 2008, all Operating Deficit Guarantees have expired.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  For the year ended March 31, 2008, the Partnership recorded approximately $0 as a loss on impairment of fixed assets.  Through March 31, 2008, the Partnership has recorded approximately $15,022,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

Government Regulations

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. However, no more than 40% of the Properties are located in any single state.

The Partnership is the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development (“HUD”) subsidizes the amount of rent that the Local Partnerships earn. There are substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. As of March 31, 2008, there were four Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments

The Partnership operates in one segment, which is the investment in multi-family residential properties.  Financial information about this segment is set forth in Item 8 hereto.

Sale of Properties

The Partnership is currently in the process of disposing of its investments.  During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold.  As of March 31, 2008, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, which was subsequently sold (see Note 14 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2007, the Partnership’s limited partnership interest in Victory Apartments, L.P. (“Victory”) was sold to the Local General Partner for a sales price of $700,000.  The sale resulted in a loss of approximately $96,000 which was recognized during the quarter ended December 31, 2007, resulting from the write-off of the basis in the property of approximately $750,000 at the date of the sale and the $654,177 cash received from the sale.  An adjustment to the loss of approximately $10,000 was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $106,000.

On December 28, 2007, the Partnership’s limited partnership interest in Church Lane Associates (“Church Lane”) was sold to the Local General Partner for a sales price of $20,000.  The sale resulted in a gain of approximately $164,000 as a result of the write-off of the deficit basis in the property of approximately $144,000 at the date of the sale and the $20,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On April 20, 2007, the property and the related assets and liabilities of Whittier Plaza Associates, L.P. (“Whittier”) were sold to an unaffiliated third party purchaser for a sales price of $1,444,500.  The Partnership received $162,800 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,282,000.  The sale resulted in a gain of approximately $1,053,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007 and a forgiveness of indebtedness income resulting from the forgiveness of one of Whittier’s mortgage notes in the amount of $568,000 at the time of sale.  An adjustment to the gain of approximately $(382,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $671,000.

On December 19, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. (“West 107th Street”) were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities.  During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000.  The sale resulted in a loss of approximately $319,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  An adjustment to the loss of approximately $(104,000) and $33,000 was recorded during the quarters ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $248,000.  The sale also resulted in a net non-cash contribution to the Partnership of approximately $265,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner.

On December 19, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. (“96th Street”) were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities.  During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000.  The sale resulted in a loss of approximately $238,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  An adjustment to the loss of approximately $(38,000) was recorded during the quarter ended March 31, 2007, resulting in an overall loss of approximately $200,000.  The sale also resulted in a non-cash contribution to the Partnership of approximately $597,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner.

On December 12, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. (“Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,950,000 including a note receivable in the amount of $2,500,000.  The Partnership received $12,280,115, as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $2,170,000.  During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000.  The sale resulted in a loss of approximately $1,606,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  During the year ended March 31, 2007, the sale also resulted in a net non-cash distribution to the Partnership of approximately $1,176,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.  Adjustments to the loss of approximately $(1,751,000) and $326,000 were recorded during the years ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $2,681,000.  In addition, during the year ended March 31, 2008, the $2,500,000 note receivable was written-off due to non-collectability.

On October 25, 2006, the Partnership’s limited partnership interest in Rolling Green Limited Partnership (“Rolling Green”) was sold to the Local General Partner for a sales price of $399,990.  The Partnership received $399,990 as a distribution from the sale.  The sale resulted in a gain of approximately $1,540,000, resulting from the write-off of the deficit basis in the property at the date of sale.

On August 1, 2006, the Partnership’s limited partnership interest in Metropolitan Towers Associates, L.P. (“Metropolitan”) was sold to the Local General Partner for a sales price of $892,490.  The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at March 31, 2007.  The sale resulted in a gain of approximately $1,155,000 as a result of the write-off of the deficit basis in the property of approximately $262,000 at the date of the sale and the $892,490 cash and guaranteed payments receivable from the sale, which was recognized on the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.  An adjustment to the gain of approximately $22,000 and $(31,000) was recorded during the quarters ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $1,102,000.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. (“14th Street”) were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities.  During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000.  The sale resulted in a loss of approximately $614,000 resulting from the write-off of the basis in the property at the date of the sale.  An adjustment to the loss of approximately $350,000 was recorded during the quarter ended March 31, 2007, resulting an overall loss of approximately $964,000.  The sale also resulted in a net non-cash contribution to the Partnership of approximately $539,000 as a result of the write-off of advances owed by 14th Street to an affiliate of the General Partner.

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

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500.  The Partnership received $200,066 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,737,000.  The sale resulted in a gain of approximately $2,491,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(5,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,487,000.

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

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000.  The Partnership received $443,807 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $6,821,000.  The sale resulted in a gain of approximately $3,339,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(24,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $3,315,000.

On January 17, 2006, the remaining 80% of the Partnership’s remaining 80% of its limited partnership interest in Santa Juanita II Limited Partnership (“Santa Juanita”) was sold to the Local General Partner for a purchase sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner’s conversion of the property to condominium ownership, resulting in a Local General Partner distribution of approximately $881,000.  The Partnership received proceeds of $375,000 from this sale.  The sale resulted in a loss of approximately $907,000 resulting from the write-off of the basis in the property of approximately $1,282,000 and the $375,000 cash received from the sale.

On October 20, 2005, the Partnership’s limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. (“Bayamon”) was sold to the Local General Partner and one of its affiliates for a sale price of $3,000,000.  The Partnership received proceeds of $3,000,000 from this sale.  The sale resulted in a gain of approximately $2,728,000 resulting from the write-off of the basis in the property of approximately $272,000 and the $3,000,000 cash received from the sale.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. (“Penn Alto”) were sold to an unaffiliated third party purchaser for $1,625,000, which was used for the repayment of mortgages, other liabilities and closing costs.  During the quarter ended September 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000.  The sale resulted in a gain of approximately $50,000, resulting from the write-off of the basis in the property which was recognized during the quarter ended December 31, 2005.  An adjustment to the gain of approximately $(190,000) was recorded during the quarter ended March 31, 2006, resulting in overall loss of approximately $140,000.  The sale resulted in the liquidation of Penn Alto.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000.  The sale resulted in a gain of $100,000 which was recognized during the quarter ended September 30, 2005.  The remaining 80% of limited partnership interest was sold on January 17, 2006 (see above for discussion).

On May 11, 2005, the Partnership’s limited partnership interest in Upper Fifth Avenue Residential Associates, L.P. (“Upper Fifth”) was sold to the Local General Partner for a sales price of $10.  The sale resulted in a gain of approximately $5,192,000 which was recognized during the quarter ended December 31, 2005.  An additional gain of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total gain of approximately $5,312,000, resulting from the write-off of the deficit basis in the property.  An adjustment to the gain of approximately $(20,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $5,292,000.

Asset Held for Sale

Williamsburg is currently subject to a foreclosure action by the mortgage lender.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.   In light of the pending foreclosure, Williamsburg is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,211,000 and mortgage debt of approximately $1,804,000.  Williamsburg was subsequently sold on May 9, 2008 (see Note 14 in Item 8).

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.   Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 40% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 31, 2008, there were four Local Partnerships subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

The Partnership had originally acquired an interest as a limited partner in twenty-seven Local Partnerships. During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold. Through the fiscal year ended March 31, 2008, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its properties and the related assets and liabilities.  Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Except for the one Local Partnership listed below, the following is the allocation of ownership percentage as of March 31, 2008 for each of the five remaining Local Partnerships:

Local General Partner	1%
Special Limited Partner	1%
Limited Partner - Liberty Tax Credit Plus II L.P.	98%

	Local General Partner(s)	Special Limited Partner	Liberty Tax Credit Plus II L.P.	Other Limited Partners*

United Glen Arden I	1%	1%	73.52%	24.48%

* Each is an affiliate of the Partnership with the same management.

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2008	2007	2006	2005	2004

Polynesian Apartments Associates, Ltd. (a Limited Partnership)
Homestead, FL (84)	July 1988	(b)	(b)	(b)	(b)	(b)
Seagrape Village Associates, Ltd. (a Limited Partnership)
Homestead, FL (112)	July 1988	(b)	(b)	(b)	(b)	(b)
Metropolitan Towers Associates, L.P.
Rio Piedras, PR (150)	December 1988	(h)	(h)	91	98	96
Westminster Place II - Olive Site, L.P.
St. Louis, MO (84)	October 1988	99	98	76	98	98
Property Development Associates, L.P.
Kansas City, MO (232)	December 1988	(c)	(c)	(c)	(c)	82
Whittier Plaza Associates Limited Partnership
St. Louis, MO (27)	December 1988	(i)	81	95	89	100
United-Glen Arden I Limited Partnership
Glen Arden, MD (354)	December 1988	83	91	97	94	95
United-Glen Arden II Limited Partnership
Glen Arden, MD (238)	December 1988	89	97	99	96	99
Rolling Green Limited Partnership
Chicago, IL (224)	December 1988	(h)	(h)	99	93	99
Santa Juanita II Limited Partnership
Bayamon, PR (46)	December 1988	(f)	(f)	(f)	91	96
Spring Creek Associates, L.P. (a Delaware Limited Partnership)
Brooklyn, NY (582)	December 1988	(g)	(g)	98	98	100
East Two Thirty-Five Associates (a Delaware Limited Partnership)
New York, NY (17)	December 1988	(g)	(g)	94	94	94
Upper Fifth Avenue Residential Associates, L.P.
New York, NY (151)	January 1989	(f)	(f)	(f)	94	98
West 107th Street Associates, L.P. (a Delaware Limited Partnership)
New York, NY (25)	January 1989	(g)	(g)	100	100	100
General Atlantic Second Avenue Associates, L.P. (a Delaware Limited Partnership)
New York, NY (18)	January 1989	(g)	(g)	100	100	94
Church Lane Associates
Germantown, PA (40)	February 1989	(j)	100	98	100	98

Local Partnership Schedule
(continued)

		% of Units Occupied at May 1,
Name and Location (Number of Unites)	Date Acquired	2008	2007	2006	2005	2004

Campeche Isle Apartments Limited Partnership
Galveston, TX (208)	May 1989	(a)	(a)	(a)	(a)	(a)
Robin Housing Associates (a Limited Partnership)
Bronx, NY (100)	November 1988	(g)	(g)	100	96	99
Concourse Artists Housing Associates (a Limited Partnership)
Bronx, NY (23)	November 1988	(g)	(g)	100	100	96
2051 Grand Concourse Housing Associates (a Limited Partnership)
Bronx, NY (63)	November 1988	(g)	(g)	97	97	95
Willoughby-Wyckoff Housing Associates (a Limited Partnership)
Brooklyn, NY (68)	November 1988	(g)	(g)	96	93	94
Goodfellow Place Limited Partnership
St. Louis, MO (71)	May 1989	89	83	92	90	94
Penn Alto Associates Limited Partnership
Altoona, PA (150)	June 1989	(e)	(e)	(e)	90	83
Gramco Development Limited Dividend Partnership, L.P.
Bayamon, PR (300)	July 1989	(f)	(f)	(f)	92	92
Alexis Park Apartments A Louisiana Partnership in Commendam
Bossier City, LA (280)	July 1989	(d)	(d)	(d)	(d)	91
Williamsburg Residential, L.P.
Wichita, KS (76)	August 1989	(k)	90	89	90	76
Victory Apartments
Chicago, IL (107)	September 1989	(j)	95	97	100	95

(a)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002 (see Item 7 below).
(b)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2004 (see Item 7 below).
(c)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(d)The limited partnership interest was sold during the fiscal year ended March 31, 2005 (see Item 7 below).
(e)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2006 (see Item 7 below).
(f)The limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Item 7 below).
(g)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007 (see Item 7 below).
(h)The limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Item 7 below).
(i)The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Item 7 below).
(j)The limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Item 7 below).
(k)The property and the related assets and liabilities were subsequently sold (see Note 14 in Item 8).

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

Item 3.   Legal Proceedings

None

Item 4.   Submission of Matters to a Vote of Stockholders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership had issued and has outstanding 115,917.5 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $115,917,500. All of the issued and outstanding Limited Partnership Interests have been issued to Liberty Credit Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 115,917.5 BACs to the purchasers thereof for an aggregate purchase price of $115,917,500. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established public trading market. Because of the provisions of the Revenue Act of 1987, unless there are further changes in such law, the Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partners have imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of these restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership had 7,583 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.  During the year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $1,019,000 and to the General Partners of approximately $10,000.  Through the fiscal year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $9,945,000 and to the General Partners of approximately $100,000.  The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partners, in their discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

OPERATIONS	Years Ended March 31,
	2008	2007*	2006*	2005*	2004*

Revenues	$6,429,598	$6,529,912	$6,244,592	$6,208,935	$6,056,656
Operating expenses	(9,561,730)	(9,343,960)	(9,973,269)	(9,076,933)	(9,744,338)
Loss from operations	(3,132,132)	(2,814,048)	(3,728,677)	(2,867,998)	(3,687,682)
(Loss) income from discontinued operations including gain (loss) on sale and minority interest	(1,821,617)	(3,027,022)	(3,027,106)	(1,755,825)	(3,782,320)
Net loss	$(4,953,749)	$(5,841,070)	$(701,571)	$(4,623,823)	$(7,470,002)
Per unit amounts:
Loss from operations per BAC	$(26.75)	$(24.04)	$(31.84)	$(24.49)	$(31.50)
(Loss) income from discontinued operations including gain (loss) on sale and minority interest per BAC	(15.56)	(25.85)	25.85	(15.00)	(32.30)
Net loss per BAC	$(42.31)	$(49.89)	$(5.99)	$(39.49)	$(63.80)

* Reclassified for comparative purposes.

FINANCIAL POSITION	March 31,
	2008	2007	2006	2005	2004

Total assets	$24,772,187	$40,927,054	$84,456,842	$121,633,650	$138,055,440

Total liabilities	$39,122,861	$50,123,755	$93,899,077	$127,239,339	$137,513,369

Minority interest	$(8,094)	$(19,986)	$(2,573,125)	$561,850	$2,123,287

Total partners’ (deficit) capital	$(14,342,580)	$(9,176,715)	$(6,869,110)	$(6,167,539)	$(1,581,216)

During the years ended March 31, 2003 through 2005, total assets and liabilities decreased primarily due to the sale of Local Partnerships.  During the years ended March 31, 2007 and 2006, total assets and liabilities decreased due to the sale of Local Partnerships as well as losses on impairment of property and equipment.  During the year ended March 31, 2008, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-seven Local Partnerships.  During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold.  Through the year ended March 31, 2008, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, which was subsequently sold (see Note 14 in Item 8).  For a discussion of these sales, see Sale of Properties (Item 8, Note 10).

Short-Term

During the year ended March 31, 2008, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the years ended March 31, 2008, 2007 and 2006, cash distributions received from the Local Partnerships were approximately $2,928,000, $12,993,000 and $246,000, respectively, which included distributions from sales amounting to approximately $2,928,000, $12,990,000 and $0, respectively.  Additionally, during the years ended March 31, 2008, 2007 and 2006, approximately $662,000, $1,667,000 and $3,100,000, respectively, of sales proceeds were received by the Partnership from the sale of partnership interest.  The Partnership had a working capital of approximately $3,116,000 on March 31, 2008.

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

The General Partners believe that cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership’s ongoing operations for the foreseeable future (assuming the General Partners continue to defer payment of their management fees).

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,264,000 and $2,057,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  In particular, partnership management fees owed to the General Partners amounting to approximately $1,192,000 and $2,023,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  During the year ended March 31, 2008 and 2007, the Partnership deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $750,000 and $12,325,000, respectively.  Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $72,000 and $33,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively. Without the General Partners’ continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $1,165,000.  This decrease was due to net cash used in operating activities ($868,000), improvements to property and equipment ($567,000), a decrease in cash held in escrow ($5,000), repayments of mortgage notes ($1,488,000) and distributions ($1,019,000), which exceeded proceeds from sales ($2,775,000) and an increase in due to selling partners ($8,000).  In the adjustments to reconcile the net loss to net cash used in operating activities are loss on sale of properties of approximately ($2,152,000), depreciation and amortization of approximately ($2,141,000) and a loss on impairment of fixed assets of ($0).

Total expenses for the years ended March 31, 2008, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative – related parties, totaled $5,420,620, $4,558,130 and $4,091,074, respectively.

Accounts payable and other liabilities totaled $2,151,546 and $1,787,747, as of March 31, 2008 and 2007, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2008 and 2007 was $1,904,958 and $2,944,857, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way and will not result in recapture of Tax Credits as the Compliance Periods for all the Properties have ended.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$25,744,882	$5,079,738	$863,843	$985,966	$18,815,335

(a)
The mortgage notes are payable in aggregate monthly installments of approximately $127,000 including principal and interest at rates varying from 1% to 9% per annum, through 2032. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnership’s rents and leases and is without further recourse.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$1,803,564	$1,803,564	$0	$0	$0

(a)
This mortgage note for Williamsburg Residential L.P. (“Williamsburg”) is payable in aggregate monthly installments of approximately $19,000 including principal and interest with a rate of 10.75% per annum and maturity date of 2007.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  See discussion below regarding Williamsburg.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Note 2 in Item 8.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the year ended March 31, 2008, the Partnership recorded $0 as a loss on impairment of fixed assets.  Through March 31, 2008, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  There is one asset classified as property and equipment-held for sale at March 31, 2008.  See Notes 10 and 13 in Item 8 regarding assets held for sale and discontinued operations.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$201,420	$252,247	$53,690
Other	127,700	132,406	102,865
Total other revenue	$329,120	$384,653	$156,555
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$23,712	$221,917	$168,594
Other	136,077	498,543	726,596
Total other revenue	$159,789	$720,460	$895,190
* Reclassified for comparative purposes.

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements for the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earning as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnerships’ year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

The net loss for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively) totaled $(4,953,749), $(5,841,070) and $(701,571), respectively.

The majority of the Local Partnerships’ revenues continue to be in the form of rental income with the corresponding expenses divided among operations, depreciation and mortgage interest.

As of December 31, 2003 all the Local Partnerships had completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of March 31, 2008, the Compliance Periods for all the Properties have ended.

The following is a summary of the results of operations of the Partnership for the 2007, 2006 and 2005 Fiscal Years, respectively, excluding the results of its discontinued operations which are not reflected in the following discussions (see Item 8, Note 13).

2007 vs. 2006

Rental income decreased approximately 1% for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to a decrease in occupancy at one Local Partnership affected by two fires in 2006, partially offset by a decrease in vacancies and increase in rental rates at a second Local Partnership.

Other income decreased approximately $56,000 for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to a decrease in interest income earned on sales proceeds being invested at the Partnership level, offset by an increase in interest earned on the replacement reserve account at one Local Partnership and an increase in tenants’ charges at a second Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties, repairs and maintenance and operating, remained fairly consistent with an increase of 2% for the 2007 Fiscal Year as compared to 2006 Fiscal Year.

General and administrative expenses increased approximately $373,000 for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to an increase in accounting and legal fees at the Partnership level, increases in office salaries, payroll taxes and health insurance, legal costs and license permits at one Local Partnership, an increase  in bad debt expenses, management salaries, payroll taxes and licenses at a second Local Partnership and an increase in office salaries and payroll taxes at a third Local Partnership.

General and administrative-related parties expenses decreased approximately $733,000 for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to a decrease in partnership management fees at the Partnership level resulting from the sale of properties partially offset by an increase in expense reimbursements at the Partnership level.

Repairs and maintenance expenses increased approximately $416,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to increases in maintenance and repair contracts, including painting and decorating, and repairs relating to fire damage at one Local Partnership, increases in plumbing, janitorial and painting contracts, maintenance and other repairs at a second Local Partnership and an increase in carpet replacements at a third Local Partnership.

Operating expenses increased approximately $80,000 for the 2007 Fiscal Year as compared to 2006 Fiscal Year, primarily due to increases in electricity costs at two Local Partnerships.

2006 vs. 2005

Rental income increased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to increases in rental rates and a decrease in vacancy at one Local Partnership partially offset by a decrease in occupancy at a second Local Partnership.

Other income increased approximately $228,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in interest income at the Partnership level resulting from the increase in proceeds from the sale of properties.

Total expenses, excluding general and administrative and general and administrative-related parties, remained fairly consistent with a decrease of approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.  For the year ended March 31, 2007, the Partnership recorded $3,540,000 as a loss on impairment of fixed assets.

General and administrative expenses decreased approximately $156,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year primarily due to a decrease in legal costs at the Partnership level, a decrease in management salaries and legal expenses at one Local Partnership, offset by decreases in incentive management fees at a second and third Local Partnership.

General and administrative-related parties expenses decreased approximately $474,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Results of Operations of Certain Local Partnerships

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

United – Glenarden I Limited Partnership (“Glenarden I”)
The financial statements for Glenarden I have been prepared assuming that Glenarden I will continue as a going concern.  HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden I’s ability to continue as a going concern.  The financial statements for Glenarden I do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden I has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  Glenarden I’s net loss after minority interest amounted to approximately $1,614,000, $905,000 and $1,013,000 for the 2007, 2006 and 2005 Fiscal Years, respectively.

United – Glenarden II Limited Partnership (“Glenarden II”)
The financial statements for Glenarden II have been prepared assuming that Glenarden II will continue as a going concern.  HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden II’s ability to continue as a going concern.  The financial statements for Glenarden II do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden II has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  Glenarden II’s net loss after minority interest amounted to approximately $657,000, $443,000 and $506,000 for the 2007, 2006 and 2005 Fiscal Years, respectively.

Williamsburg Residential, L.P. (“Williamsburg”)
The financial statements of Williamsburg have been prepared assuming that Williamsburg will continue as a going concern.  Williamsburg is currently subject to a foreclosure action by the mortgage lender which raises substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg do not include any adjustments that might result from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was subsequently sold on May 9, 2008 (see Note 14 in Item 8).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $720,000 and $718,000 at March 31, 2008 and 2007, respectively.  Williamsburg’s net income (loss) after minority interest amounted to approximately $100,000, $(82,000) and $(241,000) for the 2007, 2006, and 2005 Fiscal Years, respectively.  (See Item 8, Note 10).

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership (“Goodfellow”)
In recent years, Goodfellow has experienced significant cash flow deficiencies.  In addition there is $522,770 due to the General Partners and their affiliates.  During 2007, the General Partners advanced Goodfellow $206,540 in the form of a long term interest free loan.  The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2008, as needed, with an unsecured loan that will strengthen Goodfellow’s overall financial position.  Management believes that this action will allow Goodfellow to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

Other
The Partnership’s investments, as a limited partner in the Local Partnerships, are subject to the risks incident to potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults, and increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Properties receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes, difficulties in obtaining government approval for rent increases, limitations on the percentage of income which low and moderate-income tenants may pay as rent, the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make, and the possibility that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership’s Property.

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

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	18

	Consolidated Balance Sheets at March 31, 2008 and 2007	46

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	47

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2008, 2007 and 2006	48

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	49

	Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for seven (2007 Fiscal Year), twelve (2006 Fiscal Year), and thirteen (2005 Fiscal Year) subsidiary partnerships whose (losses) income aggregated $(401,936), $6,108,161 and $(7,418,882) for the 2007, 2006 and 2005 Fiscal Years, respectively, and whose assets constituted 69% and 68% of the Partnership’s assets at March 31, 2008 and 2007, respectively, presented in the accompanying consolidated financial statements.  The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Liberty Tax Credit Plus II L.P. and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern.  The three subsidiary partnerships’ net losses aggregated $2,271,355 (Fiscal Year 2007), $1,348,125 (Fiscal Year 2006) and $1,518,328 (Fiscal Year 2005) and their assets aggregated $14,486,355 and $16,260,150 at March 31, 2008 and 2007, respectively.  These matters raise substantial doubt about these subsidiary partnerships’ abilities to continue as going concerns.  Management’s plans in regard to these matters are also described in Note 12(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 23, 2008

[Letterhead of JOSE E. ROSARIO & CO.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Metropolitan Towers Associates, L.P.
Rio Piedras, Puerto Rico

I have audited the accompanying balance sheet of Metropolitan Towers Associates, LP as of July 31, 2006, and the related statement of loss and changes in partners’ deficit and cash flows for the seven months period then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP as of July 31, 2006, and the results of its operations and changes in partners’ deficit and cash flows for the seven month period then ended in conformity with accounting principles generally accepted in the United State of America and Puerto Rico.

/s/ Jose E. Rosario & Co.
License No. 961
Expires December 1, 2007
San Juan, Puerto Rico
September 21, 2006

Stamp No. 2198027 of the Puerto Rico Society of Certified Public Accountants is affixed to the original of this report.

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Metropolitan Towers Associates, L.P.

I have audited the accompanying balance sheets of Metropolitan Towers Associates, LP as of December 31, 2005 and 2004, and the related statements of loss, changes in partners’ capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Towers Associates, LP as of December 31, 2005 and 2004 and the results of its operations, changes in partners’ capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United State of America.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 7 to the financial statements, the Partnership’s rental subsidy was depleted during 2004 and the rent increases have not been sufficient to cover the loss of the subsidy payments.  This situation raises substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 5 to the financial statements, the Partnership has sustained recurring losses from operations, lower than anticipated rental income, and has continually required a general partner to fund deficits.  These items raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RubinBrown LLP
St. Louis, Missouri
January 31, 2006

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden I Limited Partnership

We have audited the accompanying balance sheet of United - Glenarden I Limited Partnership as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Glenarden I Limited Partnership as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As disclosed in Note E to the financial statements, HUD performed a review of the operations of the Project and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can demand payment of the mortgage.  Management has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
March 31, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
United - Glenarden II Limited Partnership

We have audited the accompanying balance sheet of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED - GLENARDEN II LIMITED PARTNERSHIP as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As disclosed in Note E to the financial statements, HUD performed a review of the operations of the Project and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD can demand payment of the mortgage.  Management has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
March 21, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Limited Partnership as of October 25, 2006 and December 31, 2005, and the results of its operations, changes in partner’s equity (deficit) and its cash flows for the period from January 1, 2006 through October 25, 2006 and for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

Stamp No. 2107202 of the Puerto Rico Society of Certified Public Accountants was affixed to original.

Federal Employer Identification Number: 66-0365844

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Church Lane Associates

We have audited the accompanying balance sheet of Church Lane Associates as of November 9, 2007, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of November 9, 2007, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Lane Associates as of December 31, 2006, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marden, Harrison & Kreuter
Certified Public Accountants, P.C.

White Plains, New York
January 27, 2006

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2007 and 2006, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our report on our audits of Goodfellow Place Limited Partnership for 2007 and 2006 were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule of operating expenses is presented for purposes of additional analysis and are not a required part of the basic financial statements.  Such information for 2007 and 2006 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

March 21, 2008
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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of HAMILTON & MUSSER, P.C.]

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Alto Associates, Limited Partnership as of December 31, 2005 (FINAL) and 2004, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The partnership ceased operations in September 2005 and more fully explained in Note 1.

/s/ Hamilton & Musser
Certified Public Accountants
Mechanicsburg, Pennsylvania
January 27, 2006

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners' equity/(deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 10 to the financial statements, the Partnership is currently subject to a foreclosure action by the mortgage lender which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
March 1, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Harrisonville, MO
February 19, 2007

[Letterhead of MAYER HOFFMAN MCCANN P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Victory Apartments

We have audited the accompanying balance sheets of Victory Apartments - F.H.A. Project No. 071-35701 as of December 31, 2007 and 2006, and the related statements of income, changes in partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments – F.H.A. Project No. 071-35701 as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2008, on our consideration of the Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 28, 2007, on the Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and important for assessing the results of our audit.

/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
February 28, 2008

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Apartments – F.H.A. Project No. 071-35701 as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a reports dated February 22, 2007, on our consideration of the Partnership's internal control over financial reporting.  The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 22, 2007, on the Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
February 22, 2007

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4 and 7)	$16,695,129	$25,652,480
Cash and cash equivalents (Notes 2, 3 and 12)	3,307,869	4,001,566
Cash held in escrow (Notes 2, 3 and 5)	1,551,815	2,453,458
Deferred costs - less accumulated amortization (Notes 2 and 6)	753,830	1,290,276
Other assets	632,903	1,514,685

Total operating assets	22,941,546	34,912,465

Assets of discontinued operations (Note 13):
Property and equipment held for sale, net of accumulated depreciation (Note 4)	1,604,951	2,370,180
Net assets held for sale	225,690	3,644,409
Total discontinued assets	1,830,641	6,014,589

Total assets	$24,772,187	$40,927,054

LIABILITIES AND PARTNERS’ (DEFICIT ) CAPITAL

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$25,744,882	$34,049,829
Accounts payable and other liabilities	2,151,546	1,787,747
Accrued interest payable	1,904,958	2,944,857
Security deposit payable	197,467	257,600
Due to local general partners and affiliates (Note 8)	4,099,138	3,103,199
Due to general partners and affiliates (Note 8)	1,428,228	644,814
Due to selling partners	892,500	885,000

Total operating liabilities	36,418,719	43,673,046

Liabilities of discontinued operations (Note 13):
Mortgage notes payable of assets held for sale (Note 7)	1,803,564	3,412,534
Net liabilities held for sale (including (loss) gain on sale of properties and minority interest)	900,578	3,038,175
Total discontinued liabilities	2,704,142	6,450,709

Total liabilities	39,122,861	50,123,755

Minority interests (Note 2)	(8,094)	(19,986)

Commitments and contingencies (Notes 8 and 12)

Partners’ (deficit) capital
Limited partners ( 115,917.5 BACs issued and outstanding) (Note 1)	(26,439,216)	(20,516,475)
General partners	12,096,636	11,339,760

Total partners’ (deficit) capital	(14,342,580)	(9,176,715)

Total liabilities and partners’ (deficit) capital	$24,772,187	$40,927,054

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*	2006*

Operations:
Revenues
Rental income	$6,100,478	$6,145,259	$6,088,037
Other (Note 11)	329,120	384,653	156,555
Total revenues	6,429,598	6,529,912	6,244,592
Expenses
General and administrative	1,455,142	1,081,993	1,237,899
General and administrative-related parties (Note 8)	769,220	1,502,588	1,976,094
Repairs and maintenance	2,587,003	2,171,358	2,230,359
Operating and other	707,961	627,503	632,940
Real estate taxes	405,024	388,069	371,774
Insurance	265,490	289,206	285,408
Financial, primarily interest	1,543,674	1,469,610	1,510,176
Depreciation and amortization	1,828,216	1,813,633	1,728,619
Total expenses	9,561,730	9,343,960	9,973,269
Loss from operations before minority interest	(3,132,132)	(2,814,048)	(3,728,677)
Minority interest in loss of subsidiaries from operations	0	0	0
Loss from operations	(3,132,132)	(2,814,048)	(3,728,677)
Discontinued operations:
(Loss) income from discontinued operations (including minority interest and (loss) gain on sale of properties) (Note 13)	(1,821,617)	(3,027,022)	3,027,106
Net loss	$(4,953,749)	$(5,841,070)	$(701,571)
Loss from operations – limited partners	$(3,100,811)	$(2,785,907)	$(3,691,390)
(Loss) income from discontinued operations (including minority interest and (loss) gain on sale of properties) – limited partners	(1,803,401)	(2,996,752)	2,996,835
Net loss – limited partners	$(4,904,212)	$(5,782,659)	$(694,555)
Number of BACs outstanding	115,917.5	115,917.5	115,917.5
Loss from operations per BAC	$(26.75)	$(24.04)	$(31.84)
(Loss) income from discontinued operations (including minority interest and (loss) gain on sale of properties) per BAC	(15.56)	(25.85)	25.85
Loss per BAC	$(42.31)	$(49.89)	$(5.99)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

	Total	Limited Partners	General Partners

Partners’ (deficit) capital April 1, 2005	$(6,167,539)	$(5,112,305)	$(1,055,234)
Net loss	(701,571)	(694,555)	(7,016)
Partners’ (deficit) capital – March 31, 2006	(6,869,110)	(5,806,860)	(1,062,250)
Contribution – write-off of partnership management fees related to sold properties	12,325,256	0	12,325,256
Contribution – write-off of related party debt	2,339,116	0	2,339,116
Distribution – write-off of related party receivable	(2,113,793)	0	(2,113,793)
Distributions	(9,017,114)	(8,926,956)	(90,158)
Net loss	(5,841,070)	(5,782,659)	(58,411)
Partners’ (deficit) capital – March 31, 2007	(9,176,715)	(20,516,475)	11,339,760
Contribution – write-off of partnership management fees related to sold properties	750,312	0	750,312
Contribution – write-off of related party debt	66,389	0	66,389
Distributions	(1,028,817)	(1,018,529)	(10,288)
Net loss	(4,953,749)	(4,904,212)	(49,537)
Partners’ (deficit) capital – March 31, 2008	$(14,342,580)	$(26,439,216)	$12,096,636

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Net loss	$(4,953,749)	$(5,841,070)	$(701,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on sale of properties	2,151,576	(9,413,765)	(7,900,514)
Forgiveness of indebtedness income	(568,000)	0	0
Loss on impairment of fixed assets	0	3,540,000	6,075,000
Depreciation and amortization	2,141,550	3,046,168	5,617,541
Minority interest in loss of subsidiaries	(162,767)	6,588,907	(2,764,829)
Accrued interest added to principal of mortgage note payable	0	0	50,876
Decrease (increase) in cash held in escrow	219,289	2,249,748	(782,797)
Decrease (increase) in other assets	(55,969)	209,417	(251,806)
Increase in accounts payable and other liabilities	330,584	122,993	253,385
Increase (decrease) in accrued interest payable	(973,362)	1,203,665	(73,571)
Increase in security deposits payable	(39,811)	29,336	55,255
Increase in due to local general partners and affiliates	1,260,558	192,987	1,366,799
Decrease in due to local general partners and affiliates	(205,498)	(2,108,797)	0
(Decrease) increase in due to general partners and affiliates	(12,887)	(1,019,676)	(2,267,341)
Total adjustments	4,085,263	4,640,983	(622,002)
Net cash (used in) provided by operating activities	(868,486)	(1,200,087)	(1,323,573)
Cash flows from investing activities:
Proceeds from sale of properties	2,775,487	33,668,248	4,725,000
Cost paid relating to sale of properties	0	(2,148,378)	0
(Increase) decrease in cash held in escrow	(5,171)	(146,813)	137,819
Improvements to property and equipment	(567,252)	(536,351)	(1,140,093)
Net cash provided by (used in) investing activities	2,203,064	30,836,706	3,722,726
Cash flows from financing activities:
Increase in deferred costs	0	0	(122,024)
Proceeds from mortgage notes	0	0	1,500,000
Repayments of mortgage notes	(1,488,108)	(14,255,427)	(3,470,980)
(Decrease) increase in due to selling partner	7,500	7,500	(1,404,772)
Distributions	(1,018,529)	(9,017,114)	0
(Decrease) increase in capitalization of consolidated subsidiaries attributable to minority interest	0	(3,479,884)	(371,916)
Net cash used in financing activities	(2,499,137)	(26,744,925)	(3,869,692)
Net (decrease) increase in cash and cash equivalents	(1,164,559)	2,891,694	(1,470,539)
Cash and cash equivalents at beginning of period	4,475,744	1,584,050	3,054,589
Cash and cash equivalents at end of period**	$3,311,185	$4,475,744	$1,584,050
Supplemental disclosure of cash flows information: Cash paid during the year for interest	$1,795,430	$3,612,241	$3,553,771

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(continued)

	Years Ended March 31,
	2008	2007	2006

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(2,775,487)	$(31,519,870)	$(4,725,000)
Decrease in property and equipment, net of accumulated depreciation	8,183,530	37,200,647	22,640,201
Decrease in deferred costs	517,173	231,064	123,211
(Increase) decrease in other assets	3,890,695	(2,526,819)	2,635,835
Decrease in cash held in escrow	666,463	3,154,424	773,382
Decrease in accounts payable and other liabilities	(268,820)	(2,659,063)	(231,725)
Decrease in accrued interest	(39,095)	(68,451)	(5,179)
Decrease in security deposits payable	(31,849)	(631,949)	(257,123)
Decrease in mortgage notes payable	(7,857,809)	(11,939,981)	(19,345,982)
Decrease in due to local general partners and their affiliates	(249,067)	(1,349,552)	(9,570,635)
Decrease in due to general partners and affiliates	(60,845)	825,391	(37,500)
Decrease in due to selling partners	0	(418,935)	0
Capital contribution – general partners	0	225,323	0
Increase in capitalization of consolidated subsidiaries attributable to minority interest	176,687	64,006	100,001
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$795,312	$12,325,256	$0
Increase in other assets – proceeds receivable from sale of partnership limited interest	0	(700,000)	0
Distributions payable	10,288	0	0

**	Cash and cash equivalents at end of period includes cash and cash equivalents from discontinued operations of $3,316, $474,178 and $266,521, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the “Partnership”), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the “Related General Partner”), Liberty Associates II L.P., a Delaware limited partnership (“Liberty Associates”), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the “Liberty General Partner” and together with the Related General Partner and Liberty Associates, the “General Partners”). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership.  The ultimate parent of the General Partners is Centerline Holding Company (“Centerline”).

The Partnership’s business is to invest in other limited partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged low-income multifamily residential complexes (“Apartment Complexes”) that are eligible for the low-income housing tax credit (“Housing Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties (“Rehabilitation Projects” and together with the Apartment Complexes, the “Properties”) that are eligible for the historic rehabilitation tax credit. The Partnership’s investment in each Local Partnership represents from a 73.52% to a 98% interest in that Local Partnership.  The Partnership originally invested in twenty-seven Local Partnerships.  During the year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold.  Through the year ended March 31, 2008, the properties and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 10), which was subsequently sold (see Note 14).

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates (“BACs”), of which 120,000 have been registered with the Securities and Exchange Commission for sale to the public. The public offering was completed on January 9, 1989 with a total of 115,917.5 BACs sold and $115,917,500 of proceeds received by the Partnership.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)  provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 9, 19 and 22 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 “Fiscal Years”), respectively. Through the rights of the Partnership and/or a General Partner (which has a contractual obligation to act on behalf of the Partnership) to remove the general partner of the subsidiary local partnerships (the “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

For financial reporting purposes, the Partnership’s fiscal year ends on March 31, in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles (“GAAP”). All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership’s investment in each subsidiary partnership is equal to the respective subsidiary partners’ equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interest’s investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $290,000, $403,000 and $0 for the years ended March 31, 2008, 2007 and 2006, respectively. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value. During the year ended March 31, 2008, the Partnership has recorded $0 as a loss on impairment of fixed assets. Through March 31, 2008, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  There is one asset classified as property and equipment-held for sale at March 31, 2008.  See Notes 10 and 13 regarding assets held for sale and discontinued operations.

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$201,420	$252,247	$53,690
Other	127,700	132,406	102,865
Total other revenue	$329,120	$384,653	$156,555
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$23,712	$221,917	$168,594
Other	136,077	498,543	726,596
Total other revenue	$159,789	$720,460	$895,190
* Reclassified for comparative purposes.

e)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses.  These costs are charged directly to limited partners’ capital.

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
MARCH 31, 2008

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

i)  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements for the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earning as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnerships’ year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents,  and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable from operating liabilities are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$0	$0	$0	$0
Not practicable	$25,744,882	*	$34,049,829	*

The estimated fair values of the Partnership’s mortgage notes payable from discontinued liabilities are as follows (see Note 7):

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$1,803,564	$1,803,564	$1,833,341	$1,833,341
Not practicable	$0	*	$1,579,193	*

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

*
Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$3,928,356	$4,123,660	-
Building and improvements	39,657,511	53,491,274	15 to 40
Other	2,654,192	2,847,185	5 to 15
	46,240,059	60,462,119
Less: Accumulated depreciation	(29,544,930)	(34,809,639)
	$16,695,129	$25,652,480

The initial cost to the Partnership, as shown on Schedule III in Item 15, includes $6,955,050 of acquisition fees paid or accrued to the General Partners, $1,606,014 of acquisition expenses and $7,015,991 of capitalized interest.

In connection with the rehabilitation of the Properties, the subsidiary partnerships have incurred developer’s fees of $20,563,695 to the local general partners and affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $1,799,478, $1,784,894 and $1,699,880, respectively.

During the 2007 and 2006 Fiscal Years, there were write-offs of accumulated depreciation in the amounts of $8,266,357 and $50,092,640, respectively, and $8,266,357 and $49,914,170 of these write-offs were related to the discontinued assets.

The components of property and equipment held for sale and their estimated useful lives from discontinued assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$673,429	$705,690	-
Building and improvements	2,174,086	3,765,499	15 to 40
Other	0	36,901	5 to 15
	2,847,515	4,508,090
Less: Accumulated depreciation	(1,242,564)	(2,137,910)

	$1,604,951	$2,370,180

Depreciation expense from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $306,824, $695,404 and $3,806,422, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 - Cash Held in Escrow

Cash held in escrow from operating assets is restricted and consists of the following:

	March 31,
	2008	2007

Real estate taxes, insurance, reconstruction and other	$252,773	$677,138
Reserve for replacements	1,082,570	1,504,880
Tenant security deposits	216,472	271,440

	$1,551,815	$2,453,458

Cash held in escrow from discontinued assets is restricted and consists of the following:

	March 31,
	2008	2007

Real estate taxes, insurance, reconstruction and other	$173,501	$67,020
Reserve for replacements	4,505	71,204
Tenant security deposits	18,567	37,287

	$196,573	$175,511

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2008	2007	Period

Financing expenses	$1,025,163	$1,580,804	*
Less: Accumulated amortization	(271,333)	(290,528)

	$753,830	$1,290,276

* Over the life of the respective mortgages

Amortization expense for the years ended March 31, 2008, 2007 and 2006 amounted to $28,738, $28,739 and $28,739, respectively.

During the years ended March 31, 2008 and 2007, there were decreases in deferred costs of $613,584 and $1,386,141 and decreases in accumulated amortization of $96,411 and $1,155,078, respectively, due to the write-offs and reclasses into discontinued operations.

The components of deferred costs and their periods of amortization from discontinued assets are as follows:

	March 31,
	2008	2007	Period

Financing expenses	$199,319	$257,262	*
Less: Accumulated amortization	(199,319)	(241,287)

	$0	$15,975

* Over the life of the respective mortgages

Amortization expense from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $6,510, $537,131 and $82,500, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 – Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $127,000 including principal and interest at rates varying from 1% to 9% per annum, through 2032. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships’ rents and leases and is without further recourse.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2008	$5,079,738
2009	417,656
2010	446,187
2011	476,684
2012	509,282
Thereafter	18,815,335

$25,744,882

Accrued interest payable at March 31, 2008 and 2007 was approximately $1,905,000 and $2,945,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

United – Glenarden I Limited Partnership (“Glenarden I”)
HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.

United – Glenarden II Limited Partnership (“Glenarden II”)
HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.

The mortgage note from discontinued operations is payable in aggregate monthly installments of approximately $19,000 including principal and interest with a rate of 10.75% per annum and a maturity date of 2007.  See discussion below regarding this mortgage note for Williamsburg.

Annual principal payment requirements of the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2008	$1,803,564
2009	0
2010	0
2011	0
2012	0
Thereafter	0

$1,803,564

Accrued interest payable for the discontinued liabilities at March 31, 2008 and 2007 was approximately $48,000 and $21,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

Williamsburg Residential L.P. (“Williamsburg”)
During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale (see Note 10).  Williamsburg was subsequently sold on May 9, 2008 (see Note 14).

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8 – Related Party Transactions

Related Party Fees

One of the General Partners has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership.  The costs incurred to related parties from operations for the years ended March 31, 2008, 2007 and 2006 are as follows:

	Years Ended March 31,
	2008	2007*	2006*

Partnership management fees (a)	$235,994	$1,016,511	$1,257,250
Expense reimbursement (b)	217,375	168,130	374,999
Local administrative fee (d)	10,000	10,000	10,000
Total general and administrative-General Partners	463,369	1,194,641	1,642,249
Property management fees incurred to Affiliates of the Local General Partners (c)	305,851	307,947	333,845
Total general and administrative-related parties	$769,220	$1,502,588	$1,976,094

*   Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the years ended March 31, 2008, 2007 and 2006 are as follows:

	Years Ended March 31,
	2008	2007*	2006*

Local administrative fee (d)	$5,816	$10,000	$21,500
Total general and administrative-General Partners	5,816	10,000	21,500
Property management fees incurred to Affiliates of the Local General Partners (c)	96,339	703,510	850,903
Total general and administrative-related parties	$102,155	$713,510	$872,403

* Reclassified for comparative purposes.

(a)     The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  During the year ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $750,000 and $12,325,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $1,192,000 and $2,023,000 were accrued and unpaid as of March 31, 2008 and March 31, 2007.  In the absence of the General Partner’s continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b)                      The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $72,000 and $33,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.

(c)     Property management fees incurred by subsidiary partnerships in operations amounted to $456,832, $1,131,298 and $1,430,711 for the 2007, 2006 and 2005 Fiscal Years, respectively.  Of these fees $402,190, $1,011,457 and $1,184,748 were incurred to affiliates of the Local General Partners. Included in amounts incurred to affiliates of the Local General Partners are $0, $441,513 and $425,268, respectively, which were also incurred to affiliates of the General Partners.  Also included in these fees are $96,339, $703,510 and $850,903, respectively, which were incurred to affiliates of the Local General Partners of Properties classified as discontinued operations.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(d)    Liberty Associates, a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e)    Liberty Associates has a 1% interest as the special limited partner in each of the subsidiary partnerships.  Liberty Associates received cash distributions of approximately $0, $4,000 and $5,000 during the 2007, 2006 and 2005 Fiscal Years, respectively.

(f)    During the years ended March 31, 2008, 2007 and 2006, two Local Partnerships (having common ownership) accrued or paid to its managing agent salary reimbursements and bookkeeping fees in the amount of $797,149, $692,886 and $819,726, respectively.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(g)    Due to Local General Partners and affiliates at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Operating advances	$438,362	$616,542
Development fee payable	2,354,644	2,354,644
Operating deficit advances	81,537	81,537
Management and other fees	1,224,595	50,476
	$4,099,138	$3,103,199

Due to Local General Partners and affiliates from discontinued liabilities at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Operating advances	$0	$65,546
General partner loans receivable	0	0
Management and other fees	0	124,400
	$0	$189,946

Advances to Local Partnerships

During the fiscal years ended March 31, 2008 and 2007, net advances to certain Local Partnerships by the General Partners amounted to $135,175 and $208,724, respectively.  During the fiscal year ended March 31, 2008, $1,571,030 of previously advanced funds to Williamsburg were considered unrecoverable, and as such, were written off by the Partnership and were considered a capital contribution by the Local Partnership (See Notes 7 and 12).  As of March 31, 2008 and 2007, the amounts due to the General Partners from Local Partnerships totaled $477,770 and $1,913,625, respectively, and are recorded in due to general partners and affiliates on the consolidated balance sheets.

Due to General Partners and affiliates from the Local Partnerships consists of the following:

	March 31,
	2008	2007

Goodfellow Place Limited Partnership	$477,770	$342,595
Williamsburg Residential, L.P.	0	1,571,030
	$477,770	$1,913,625

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended December 31,
	2008	2007	2006

Financial statement
Net loss	$(4,953,749)	$(5,841,070)	$(701,571)

Difference resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(134,813)	(251,103)	117,657

Difference between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(307,766)	(4,071,448)	(2,232,945)

Difference between gain/loss on sale of properties reported for financial reporting purposes and income tax purposes	5,544,561	(1,416,803)	(11,702,920)

Losses allocated to minority interest for income tax purposes	0	6,104,078	489,946

Non-deductible loss on impairment of property	0	3,540,000	6,075,000

Difference resulting from forgiveness of related-party debt considered a General Partner contribution for financial purposes and income for tax purposes	750,312	12,325,256	0

Tax exempt interest earned	251,578	75,487	0

Other	360,532	518,171	(338,745)

Taxable net income (loss) as shown on the income tax return for the calendar year ended	$1,510,655	$10,982,568	$(8,293,578)

NOTE 10 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  During the fiscal year ended March 31, 2008, the property and the related assets and liabilities of one Local Partnership and the limited partnership interest in two Local Partnerships were sold.  As of March 31, 2008, the property and the related assets and liabilities of fourteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  In addition, as of March 31, 2008, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities, which was subsequently sold (see Note 14).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2007, the Partnership’s limited partnership interest in Victory Apartments, L.P. (“Victory”) was sold to the Local General Partner for a sales price of $700,000.  The sale resulted in a loss of approximately $96,000 which was recognized during the quarter ended December 31, 2007, as was a result of the write-off of the basis in the property of approximately $750,000 at the date of the sale and the $654,177 cash received from the sale.  An adjustment to the loss of approximately $10,000 was recorded during the quarter ended March 31, 2008, resulting in an overall loss of approximately $106,000.

On December 28, 2007, the Partnership’s limited partnership interest in Church Lane Associates (“Church Lane”) was sold to the Local General Partner for a sales price of $20,000.  The sale resulted in a gain of approximately $164,000 as a result of the write-off of the deficit basis in the property of approximately $144,000 at the date of the sale and the $20,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,500 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On April 20, 2007, the property and the related assets and liabilities of Whittier Plaza Associates, L.P. (“Whittier”) were sold to an unaffiliated third party purchaser for a sales price of $1,444,500.  The Partnership received $162,800 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,282,000.  The sale resulted in a gain of approximately $1,053,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended June 30, 2007 and a forgiveness of indebtedness income resulting from the forgiveness of one of Whittier’s mortgage notes in the amount of $568,000 at the time of sale.  An adjustment to the gain of approximately $(382,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $671,000.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On December 19, 2006, the property and the related assets and liabilities of West 107th Street Associates, L.P. (“West 107th Street”) were sold to an unaffiliated third party purchaser for a sales price of $200,000, which was used to pay closing costs and other liabilities.  During the quarter ended December 31, 2006 and prior to the date of the sale, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,500,000.  The sale resulted in a loss of approximately $319,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  An adjustment to the loss of approximately $(104,000) and $33,000 was recorded during the quarters ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $248,000.  The sale also resulted in a net non-cash contribution to the Partnership of approximately $265,000 as a result of the write-off of advances owed by West 107th Street to an affiliate of the General Partner.

On December 19, 2006, the property and the related assets and liabilities of General Atlantic Second Avenue Associates, L.P. (“96th Street”) were sold to an unaffiliated third party purchaser for a sales price of $25,000, which was used to pay closing costs and other liabilities.  During the quarter ended September 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,160,000.  The sale resulted in a loss of approximately $238,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  An adjustment to the loss of approximately $(38,000) was recorded during the quarter ended March 31, 2007, resulting in an overall loss of approximately $200,000.  The sale also resulted in a non-cash contribution to the Partnership of approximately $597,000 as a result of the write-off of advances owed by 96th Street to an affiliate of the General Partner.

On December 12, 2006, the property and the related assets and liabilities of Spring Creek Associates II, L.P. (“Spring Creek") were sold to an unaffiliated third party purchaser for a sales price of $16,950,000 including a note receivable in the amount of $2,500,000.  The Partnership received $12,280,115, as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $2,170,000.  During the quarter ended March 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $5,225,000.  The sale resulted in a loss of approximately $1,606,000 resulting from the write-off of the basis in the property at the date of the sale, which was recorded during the quarter ended December 31, 2006.  During the year ended March 31, 2007, the sale also resulted in a net non-cash distribution to the Partnership of approximately $1,176,000 as a result of the write-off of loans owed to Spring Creek from an affiliate of the General Partner.  Adjustments to the loss of approximately $(1,751,000) and $326,000 were recorded during the years ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall loss of approximately $2,681,000.  In addition, during the year ended March 31, 2008, the $2,500,000 note receivable was written-off due to non-collectability.

On October 25, 2006, the Partnership’s limited partnership interest in Rolling Green Limited Partnership (“Rolling Green”) was sold to the Local General Partner for a sales price of $399,990.  The Partnership received $399,990 as a distribution from the sale.  The sale resulted in a gain of approximately $1,540,000, resulting from the write-off of the deficit basis in the property at the date of sale.

On August 1, 2006, the Partnership’s limited partnership interest in Metropolitan Towers Associates, L.P. (“Metropolitan”) was sold to the Local General Partner for a sales price of $892,490.  The Partnership received proceeds of $42,490 and the remaining $850,000 is to be paid in guaranteed payments payable on certain dates through December 31, 2008, which is included in other assets at March 31, 2007.  The sale resulted in a gain of approximately $1,155,000 as a result of the write-off of the deficit basis in the property of approximately $262,000 at the date of the sale and the $892,490 cash and guaranteed payments receivable from the sale, which was recognized on the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.  An adjustment to the gain of approximately $22,000 and $(31,000) was recorded during the quarters ended March 31, 2007 and March 31, 2008, respectively, resulting in an overall gain of approximately $1,102,000.

On July 6, 2006, the property and the related assets and liabilities of 235 East 14th Street Associates, L.P. (“14th Street”) were sold to an unaffiliated third party purchaser for a sales price of $75,758, which was used to pay closing costs and other liabilities.  During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $880,000.  The sale resulted in a loss of approximately $614,000 resulting from the write-off of the basis in the property at the date of the sale.  An adjustment to the loss of approximately $350,000 was recorded during the quarter ended March 31, 2007, resulting an overall loss of approximately $964,000.  The sale also resulted in a net non-cash contribution to the Partnership of approximately $539,000 as a result of the write-off of advances owed by 14th Street to an affiliate of the General Partner.

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

On May 1, 2006, the property and the related assets and liabilities of 2051 Grand Concourse Housing Associates, L.P. ("Grand Concourse") were sold to an unaffiliated third party purchaser for a sales price of $4,937,500.  The Partnership received $200,066 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $4,737,000.  The sale resulted in a gain of approximately $2,491,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(5,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,487,000.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

On May 1, 2006, the property and the related assets and liabilities of Robin Housing Associates, L.P. ("Robin Housing") were sold to an unaffiliated third party purchaser for a sales price of $7,265,000.  The Partnership received $443,807 as a distribution from this sale after the repayment of mortgages, other liabilities, distributions to minority interests and closing costs of approximately $6,821,000.  The sale resulted in a gain of approximately $3,339,000 resulting from the write-off of the deficit basis in the property at the date of the sale.  An adjustment to the gain of approximately $(24,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $3,315,000.

On January 17, 2006, the remaining 80% of the Partnership’s remaining 80% of its limited partnership interest in Santa Juanita II Limited Partnership (“Santa Juanita”) was sold to the Local General Partner for a purchase sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeds the actual conversion cost, as defined in the transfer agreement, from the Local General Partner’s conversion of the property to condominium ownership, resulting in a Local General Partner distribution of approximately $881,000.  The Partnership received proceeds of $375,000 from this sale.  The sale resulted in a loss of approximately $907,000 resulting from the write-off of the basis in the property of approximately $1,282,000 and the $375,000 cash received from the sale.

On October 20, 2005, the Partnership’s limited partnership interest in Gramco Development Limited Dividend Partnership, L.P. (“Bayamon”) was sold to the Local General Partner and one of its affiliates for a sale price of $3,000,000.  The Partnership received proceeds of $3,000,000 from this sale.  The sale resulted in a gain of approximately $2,728,000 resulting from the write-off of the basis in the property of approximately $272,000 and the $3,000,000 cash received from the sale.

On July 27, 2005, the property and the related assets and liabilities of Penn Alto Associates, L.P. (“Penn Alto”) were sold to an unaffiliated third party purchaser for $1,625,000, which was used for the repayment of mortgages, other liabilities and closing costs.  During the quarter ended September 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $850,000.  The sale resulted in a gain of approximately $50,000, resulting from the write-off of the basis in the property which was recognized during the quarter ended December 31, 2005.  An adjustment to the gain of approximately $(190,000) was recorded during the quarter ended March 31, 2006, resulting in overall loss of approximately $140,000.  The sale resulted in the liquidation of Penn Alto.

On July 15, 2005, the Partnership sold 20% of its limited partnership interest in Santa Juanita to the Local General Partner for $100,000.  The sale resulted in a gain of $100,000 which was recognized during the quarter ended September 30, 2005.  The remaining 80% of limited partnership interest was sold on January 17, 2006 (see above for discussion).

On May 11, 2005, the Partnership’s limited partnership interest in Upper Fifth Avenue Residential Associates, L.P. (“Upper Fifth”) was sold to the Local General Partner for a sales price of $10.  The sale resulted in a gain of approximately $5,192,000 which was recognized during the quarter ended December 31, 2005.  An additional gain of approximately $120,000 was recorded during the quarter ended March 31, 2006, resulting in a total gain of approximately $5,312,000, resulting from the write-off of the deficit basis in the property.  An adjustment to the gain of approximately $(20,000) was recorded during the quarter ended March 31, 2007, resulting in an overall gain of approximately $5,292,000.

Asset Held for Sale

Williamsburg is currently subject to a foreclosure action by the mortgage lender.  During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.   In light of the pending foreclosure, Williamsburg is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,211,000 and mortgage debt of approximately $1,804,000.  Williamsburg was subsequently sold on May 9, 2008 (see Note 14).

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.  The fluctuations between the quarters are primarily due to the sales of Local Partnerships (see Note 10).

OPERATIONS	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$1,652,005	$1,642,444	$1,569,471	$1,565,678
Operating expenses	(2,692,287)	(2,574,976)	(2,417,919)	(1,876,548)
Loss from operations	(1,040,282)	(932,532)	(848,448)	(310,870)
Income (loss) from discontinued operations including (loss) gain on sale and minority interest	986,242	(78,687)	(7,063)	(2,722,109)
Net (loss) income	$(54,040)	$(1,011,219)	$(855,511)	$(3,032,979)
Per unit amounts:
Net loss per BAC from operations	$(8.88)	$(7.96)	$(7.25)	$(2.66)
Net (loss) income per BAC from discontinued operations	8.42	(0.67)	(0.06)	(23.25)
Net (loss) income per BAC	$(0.46)	$(8.64)	$(7.31)	$(25.90)

OPERATIONS	Quarter Ended
	June 30, 2006*	September 30, 2006*	December 31, 2006*	March 31, 2007*

Revenues	$1,622,997	$1,583,701	$1,672,616	$1,650,598
Operating expenses	(2,555,921)	(2,512,150)	(2,501,464)	(1,774,425)
Loss from operations	(932,924)	(928,449)	(828,848)	(123,827)
(Loss) income from discontinued operations including gain (loss) on sale and minority interest	(2,470,322)	3,646,455	(4,149,329)	(53,826)
Net (loss ) income	$(3,403,246)	$2,718,006	$(4,978,177)	$(177,653)
Per unit amounts:
Net loss per BAC from operations	$(7.97)	$(7.93)	$(7.08)	$(1.05)
Net (loss) income per BAC from discontinued operations	(21.10)	31.14	(35.44)	(0.46)
Net (loss ) income per BAC	$(29.07)	$23.21	$(42.52)	$(1.51)

* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 12 – Commitments and Contingencies

(a)  Subsidiary Partnerships - Going Concerns and Uncertainties

United – Glenarden I Limited Partnership (“Glenarden I”)
The financial statements for Glenarden I have been prepared assuming that Glenarden I will continue as a going concern.  HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden I’s ability to continue as a going concern.  The financial statements for Glenarden I do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden I has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  Glenarden I’s net loss after minority interest amounted to approximately $1,614,000, $905,000 and $1,013,000 for the 2007, 2006 and 2005 Fiscal Years, respectively.

United – Glenarden II Limited Partnership (“Glenarden II”)
The financial statements for Glenarden II have been prepared assuming that Glenarden II will continue as a going concern.  HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD can demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden II’s ability to continue as a going concern.  The financial statements for Glenarden II do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden II has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both March 31, 2008 and 2007.  Glenarden II’s net loss after minority interest amounted to approximately $657,000, $443,000 and $506,000 for the 2007, 2006 and 2005 Fiscal Years, respectively.

Williamsburg Residential, L.P. (“Williamsburg”)
The financial statements of Williamsburg have been prepared assuming that Williamsburg will continue as a going concern.  Williamsburg is currently subject to a foreclosure action by the mortgage lender which raises substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg do not include any adjustments that might result from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale (see Note 10).  Williamsburg was subsequently sold on May 9, 2008 (see Note 14).

The Partnership’s investment in Williamsburg has been written down to $0 by prior years’ losses and the minority interest balance was approximately $720,000 and $718,000 at March 31, 2008 and 2007, respectively.  Williamsburg’s net income (loss) after minority interest amounted to approximately $100,000, $(82,000) and $(241,000) for the 2007, 2006, and 2005 Fiscal Years, respectively.

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership (“Goodfellow”)
In recent years, Goodfellow has experienced significant cash flow deficiencies.  In addition there is $522,770 due to the General Partners and their affiliates.  During 2007, the General Partners advanced Goodfellow $206,540 in the form of a long term interest free loan.  The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2008, as needed, with an unsecured loan that will strengthen Goodfellow’s overall financial position.  Management believes that this action will allow Goodfellow to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of the sale of the Property and subsequent liquidation of the Local Partnership.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  As of March 31, 2008, uninsured cash and cash equivalents approximated $4,573,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or HUD.  Such cash distributions are typically made from surplus cash flow.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

e)  Tax Credits

A portion of the Housing Tax Credits are subject still to recapture in future years if (i) a Local Partnership ceases to meet qualification requirements, or (ii) there is a decrease in the qualified basis of the Local Partnership’s Property, or (iii) there is a reduction in the Local Partnership interest in the Property at any time during the 15-year Compliance Period that began with the first tax year of the Tax Credit Period.  The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of March 31, 2008, the Tax Credit Periods and Compliance Periods for all of the Properties have expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally.  However, no more than 40% of the Properties are located in any single state. There are also substantial risks associated with owning Properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2008, Williamsburg was classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street, Whittier, Williamsburg and Willoughby were classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,
	2008	2007
Assets
Property and equipment – less accumulated depreciation of $1,242,564 and $2,137,910, respectively	$1,604,951	$2,370,180
Cash and cash equivalents	3,316	474,178
Cash held in escrow	196,573	175,511
Deferred costs, net of accumulated amortization of $199,319 and $241,287, respectively	0	15,975
Other assets	25,801	2,978,745
Total assets	$1,830,641	$6,014,589

Liabilities
Mortgage notes payable	$1,803,564	$3,412,534
Accounts payable and other	132,197	435,470
Accrued interest payable	48,387	20,945
Due to local general partners and affiliates	0	189,946
Due to general partners and affiliates	0	1,673,847
Minority interest	719,994	717,967
Total liabilities	$2,704,142	$6,450,709

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2008, Church Lane, Victory and Whittier, which were sold during the year, and Williamsburg, which was classified as an asset held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the year ended March 31, 2007, 14th Street, 96th Street, Concourse Artists, Grand Concourse, Metropolitan, Robin Housing, Rolling Green, Santa Juanita, Spring Creek, West 107th Street and Willoughby, which were sold during the year, Whittier and Williamsburg, which were classified as assets held for sale, and Church Lane and Victory, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2006, Upper Fifth, Penn Alto and Bayamon, which were sold during the year, and Santa Juanita, Rolling Green, Concourse Artists, Grand Concourse, Robin Housing and Willoughby, which were classified as assets held for sale, and 14th Street, 96th Street, Spring Creek, West 107th Street, Metropolitan, Whittier, Williamsburg, Church Lane and Victory, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations in the consolidated statements of operations.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2008	2007*	2006*

Revenues
Rental income	$2,168,083	$9,964,054	$15,908,157
Other (Note 2)	159,789	720,460	895,190
Forgiveness of indebtedness income (Note 10)	568,000	0	0
(Loss) gain on sale of properties (Note 10)	(2,151,576)	9,413,765	7,900,514
Total revenues	744,296	20,098,279	24,703,861
Expenses
General and administrative	697,987	2,891,725	3,629,785
General and administrative-related parties (Note 8)	102,155	713,510	872,403
Repairs and maintenance	532,330	3,703,892	3,453,007
Operating and other	161,825	1,609,973	2,421,651
Real estate taxes	140,413	493,232	547,354
Insurance	79,409	644,413	967,970
Financial, primarily interest	701,227	1,707,113	2,585,491
Depreciation and amortization	313,334	1,232,535	3,888,922
Loss on impairment of property	0	3,540,000	6,075,000
Total expenses	2,728,680	16,536,393	24,441,583
(Loss) income before minority interest	(1,984,384)	3,561,886	262,278
Minority interest in loss (income) of subsidiaries from discontinued operations	162,767	(6,588,908)	2,764,828
Total (loss) income from discontinued operations (including (loss) gain on sale of properties and minority interest)	$(1,821,617)	$(3,027,022)	$3,027,106
(Loss) income – limited partners from discontinued operations (including (loss) gain on sale of properties and minority interest)	$(1,803,401)	$(2,996,752)	$2,996,835
Number of BACs outstanding	115,917.50	115,917.50	115,917.50
(Loss) income from discontinued operations (including (loss) gain on sale of properties and minority interest) per BAC	$(15.56)	$(25.85)	$25.85

*	Reclassified for comparative purposes.

	Years Ended March 31,
	2008	2007*	2006*

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	$(2,966,220)	$(260,964)	$1,755,366
Net cash provided by investing activities	$2,518,309	$31,652,605	$9,363,278
Net cash used in financing activities	$(1,298,859)	$(13,976,869)	$(11,350,334)

*	Reclassified for comparative purposes.

NOTE 14 – Subsequent Events

On May 9, 2008, the court sold the property and the related assets and liabilities of Williamsburg to an unaffiliated third party purchaser for a sales price of $1,971,927.  The sale will result in a gain of approximately $136,000 resulting from the write-off of the deficit basis in the property at the date of sale, which will be recognized during the Partnership’s quarter ending June 30, 2008.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and mortgage lender which will require the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  As of December 31, 2007, Williamsburg had property and equipment, at cost, of approximately $2,778,000, accumulated depreciation of approximately $1,211,000 and mortgage debt of approximately $1,804,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Credit Properties II Inc., the general partner of the Related General Partner, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.      Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The general partners of the Partnership are Related Credit Properties II L.P., a Delaware limited partnership (the “Related General Partner”), Liberty Associates II L.P., a Delaware limited partnership (“Liberty Associates”), and Liberty GP II Inc. (formerly Shearson Liberty GP II Inc.), a Delaware corporation (the “Liberty General Partner” and together with the Related General Partner and Liberty Associates, the “General Partners”). The general partner of the Related General Partner is Related Credit Properties II Inc., a Delaware corporation. The general partners of Liberty Associates are Related Credit Properties II Inc., and the Liberty General Partner. Liberty Associates is also the special limited partner of the Partnership. The Partnership’s affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the General Partners, Centerline Holding Company (“Centerline”), has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the director and executive officers of the Liberty General Partner and of Related Credit Properties II, Inc., is set forth below.

Related Credit Properties II, Inc.

Name	Position

Robert L. Levy	Director, Chief Financial Officer

Andrew J. Weil	President, Chief Executive Officer

Mark D. Schnitzer	Executive Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline and is responsible both for financial restructuring of real estate properties and directing Centerline’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

Liberty GP II Inc.

Name	Position

Robert L. Levy	Director, Chief Financial Officer

Andrew J. Weil	President, Chief Executive Officer

Mark D. Schnitzer	Senior Vice President

Biographical information with respect to Messrs. Levy, Weil and Schnitzer is set forth above.

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Credit Properties II L.P. 625 Madison Avenue New York, NY 10022	$500 capital contribution - directly owned	49%

General Partnership Interest in the Partnership	Liberty GP II, Inc. 625 Madison Avenue New York, NY 10022	$500 capital contribution - directly owned	49%

General Partnership Interest in the Partnership	Liberty Associates II L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution - directly owned	2%

BACs	Everest Housing Investors 2, LLC 199 S. Robles Avenue, Suite 200 Pasadena, CA 91101	6,328.75	5.5%

BACs	All directors and executive officers of the general partner of the Related General Partner (as a group three persons) 625 Madison Avenue New York, NY 10022

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $52,000 and $76,800, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $4,000 and $10,500 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statements Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	18

	Consolidated Balance Sheets at March 31, 2008 and 2007	46

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	47

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2008, 2007 and 2006	48

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	49

	Notes to Consolidated Financial Statements	51

(a) 2.	Financial Statements Schedules

	Report of Independent Registered Public Accounting Firm	77

	Schedule I - Condensed Financial Information of Registrant	78

	Schedule III - Real Estate and Accumulated Depreciation	81

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

(a) 3.	Exhibits

(3B)
Form of Amended and Restated Agreement of Limited Partnership of Liberty Tax Credit Plus II L.P. (incorporated by reference to exhibits filed with Amendment No. 1 to Liberty Tax Credit Plus II L.P.’s Registration Statement on Form S-11 Registration No. 33-21429)

(21)	Subsidiaries of the Registrant	71

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	74

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	75

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	76

Item 15.	Exhibits and Financial Statements Schedules

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Westminster Place II - Olive Site, L.P.	MO
United-Glen Arden I Limited Partnership	MD
United-Glen Arden II Limited Partnership	MD
Goodfellow Place Limited Partnership	MO
Williamsburg Residential, L.P.	KS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES II L.P.,
a General Partner

			By:	Related Credit Properties II Inc.,
its general partner
Date:	June 25, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 25, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY GP II, INC.,
a General Partner
Date:	June 25, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 25, 2008
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY ASSOCIATES II, L.P.,
a General Partner

			By:	Related Credit Properties II, Inc.,
a General Partner
Date:	June 25, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 25, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	Liberty GP II, Inc.,
a General Partner
Date:	June 25, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 25, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director of Related Credit Properties II Inc., (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P, a General Partner of Registrant)
June 25, 2008

/s/ Andrew J. Weil Andrew J. Weil
President, Chief Executive Officer of Related Credit Properties II Inc., (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P., a General Partner of Registrant)
June 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 23, 2008 on page 18, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006 and 2005 Fiscal Years and Schedule III at March 31, 2008.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12(a), the consolidated financial statements include the financial statements of three limited partnerships with significant contingencies and uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that each will continue as a going concern.  The three subsidiary partnerships’ net losses aggregated $2,271,355 (Fiscal Year 2007), $1,348,125 (Fiscal Year 2006) and $1,518,328 (Fiscal Year 2005) and their assets aggregated $14,486,355 and $16,260,150 at March 31, 2008 and 2007, respectively.  These matters raise substantial doubt about these subsidiary partnerships’ abilities to continue as going concerns.  Management’s plans in regard to these matters are also described in Note 12(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 23, 2008

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents	$3,115,900	$3,158,864
Investment and advances in subsidiary partnerships	266,772	4,339,876
Other assets	160,923	849,390

Total assets	$3,543,595	$8,348,130

LIABILITIES AND PARTNERS’ EQUITY

Due to general partner and affiliates	$1,283,228	$2,035,021
Other liabilities	62,205	72,754

Total liabilities	1,345,433	2,107,775

Partners’ equity	2,198,162	6,240,355

Total liabilities and partners’ equity	$3,543,595	$8,348,130

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues
Other	$166,041	$248,231	$58,157

Expenses
Administrative and management	326,840	226,531	323,310
Administrative and management-related parties	453,369	1,184,641	1,632,249

Total expenses	780,209	1,411,172	1,955,559

Loss from operations	(614,168)	(1,162,941)	(1,897,402)

(Loss) gain on sale of investments in subsidiary partnership	(14,060)	151,713	2,789,968

Equity in loss of subsidiary partnerships (*)	(3,146,561)	(14,471,339)	(2,176,258)

Net loss	$(3,774,789)	$(15,482,567)	$(1,283,692)

(*)  Includes suspended prior year losses in excess of investment in accordance with the equity method of accounting amounting to $(3,806,474), $(8,319,332) and  $(355,152) for the years ended March 31, 2008, 2007, and 2006, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net loss	$(3,774,789)	$(15,482,567)	$(1,283,692)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Loss (gain) on sale of investment in subsidiary partnership	14,060	(151,713)	(2,789,968)

Equity in loss of subsidiary partnerships	3,146,561	14,471,339	2,176,258

Increase in assets:

Other assets	645,277	(300,000)	0

Increase (decrease) in liabilities:

Due to general partners and affiliates	(751,793)	(12,986,658)	(2,138,160)
Other liabilities	(10,549)	(366,667)	378,163

Total adjustments	3,043,556	666,301	(2,373,707)

Net cash (used in) provided by operating activities	(731,233)	(14,816,266)	(3,657,399)

Cash flows from investing activities:

Proceeds from sale of investment in subsidiary partnership	674,177	1,267,490	3,100,000
Distributions from subsidiaries	427,772	13,393,408	246,082
Distributions to partners	(1,028,817)	(9,017,114)	0
Contribution – partnership management fees	750,312	12,325,256	0
Advances and investments in subsidiary partnerships	(135,175)	(208,724)	(166,812)

Net cash provided by investing activities	688,269	17,760,316	3,179,270

Net increase (decrease) in cash and cash equivalents	(42,964)	2,944,050	(478,129)

Cash and cash equivalents, beginning of year	3,158,864	214,814	692,943

Cash and cash equivalents, end of year	$3,115,900	$3,158,864	$214,814

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements (Disposals)	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed (a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

Polynesian Apartments Associates, Ltd.
Homestead, FL (d)(g)	$0	$386,180	$4,195,068	$(4,581,248)	$0	$0	$0	$0	1988	July 1988	27.5	years
Seagrape Village Associates, LTD.
Homestead, FL (d)(g)	0	1,270,000	6,123,373	(7,393,373)	0	0	0	0	1988	July 1988	27.5	years
Metropolitan Towers Associates, Ltd.
Rio Piedras, PR (l)	0	322,000	2,434,303	(2,756,303)	0	0	0	0	1987	Dec. 1988	40	years
Westminster Place II- Olive Site, L.P.
St. Louis, MO	3,923,298	928,979	5,382,740	22,318	916,669	5,417,368	6,334,037	2,846,058	1988	Oct. 1988	20 - 40	years
Property Development Associates, L.P.
Kansas City, MO (e)(g)(h)(k)	0	624,858	7,228,721	(7,853,579)	0	0	0	0	1988	Dec. 1988	40	years
Whittier Plaza Associates, L.P.
St. Louis, MO (o)	0	26,920	2,015,030	(2,041,950)	0	0	0	0	1987	Dec. 1988	20 - 40	years
United-Glen Arden I L.P.
Glen Arden, MO	11,455,775	1,770,000	6,577,720	14,269,373	1,775,293	20,841,800	22,617,093	15,283,677	1988	Dec. 1988	8 - 25	years
United-Glen Arden II L.P.
Glen Arden, MO	8,582,170	1,190,000	4,837,436	10,013,399	1,195,293	14,845,542	16,040,835	10,805,664	1988	Dec. 1988	15 - 25	years
Rolling Green L.P.
Chicago, IL (g)(h)(k)(l)	0	466,683	4,533,670	(5,000,353)	0	0	0	0	1988	Dec. 1988	7 - 39	years
Santa Juanita II L.P.
Bayamon, PR (j)(k)	0	115,000	2,085,485	(2,200,485)	0	0	0	0	1988	Dec. 1988	27.5	years
Spring Creek Associates, L.P.
Brooklyn, NY (m)	0	3,343,549	16,216,700	(19,560,249)	0	0	0	0	1987	Dec. 1988	15 - 27.5	years
East Two Thirty-Five Associates L.P. (14th Street)
New York, NY (m)	0	950,000	2,542,604	(3,492,604)	0	0	0	0	1988	Dec. 1988	27.5 - 31.5	years
Concourse Artists Housing Associates, L.P.
Bronx, NY (k)(m)	0	5,750	2,246,560	(2,252,310)	0	0	0	0	1988	Nov. 1988	27.5	years
2051 Grand Concourse Housing Associates
Bronx, NY (k)(m)	0	31,500	5,221,117	(5,252,617)	0	0	0	0	1988	Nov. 1988	27.5	years
Robin Housing Associates
Bronx, NY (k)(m)	0	26,750	8,186,055	(8,212,805)	0	0	0	0	1988	Nov. 1988	27.5	years
Willoughby-Wyckoff Housing Associates
Bronx, NY (k)(m)	0	17,000	6,126,088	(6,143,088)	0	0	0	0	1988	Nov. 1988	27.5	years
Upper Fifth Avenue Residential Associates, L.P.
Bronx, NY(g)(h)(j)(k)	0	159,861	21,096,862	(21,256,723)	0	0	0	0	1987	Jan. 1989	40	years
West 107th Street Associates, L.P.
Bronx, NY (m)	0	305,813	3,850,928	(4,156,741)	0	0	0	0	1987	Jan. 1989	27.5 - 31.5	years
General Atlantic Second Avenue Associates, L.P. (96th Street)
Bronx, NY (m)	0	246,495	2,689,395	(2,935,890)	0	0	0	0	1988	Jan. 1989	27.5 - 31.5	years
Church Lane Associates
Germantown, PA (n)	0	20,000	4,009,983	(4,029,983)	0	0	0	0	1988	Feb. 1989	15 - 27.5	years
Campeche Isle Apartments L.P.
Galveston, TX (c)	0	450,000	6,792,005	(7,242,005)	0	0	0	0	1988	May 1989	27.5	years
Goodfellow Place L.P.
St. Louis, MO	1,783,639	160,000	4,581,787	(3,493,692)	41,102	1,206,993	1,248,095	609,532	1988	May 1989	10 - 40	years
Penn Alto Associates L.P.
Altoona, PA (i)(k)	0	60,000	2,731,082	(2,791,082)	0	0	0	0	1989	June 1989	27.5 - 40	years
Gramco Development Limited Dividend Partnership, L.P. (Bayamon)
Bayamon, PR (j)(k)	0	1,322,887	7,609,024	(8,931,911)	0	0	0	0	1989	July 1989	25	years

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements (Disposals)	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed (a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Alexis Park Apartments
Bossier City, LA (f)(g)(h)(k)	0	640,000	7,297,925	(7,937,925)	0	0	0	0	1986	July 1989	27.5	years
Williamsburg Residential
Wichita, KS(p)	1,803,564	136,974	831,584	1,878,957	673,429	2,174,086	2,847,515	1,242,564	1989	Aug. 1989	40	years
Victory Apartments
Chicago, IL(n)	0	161,500	4,929,133	(5,090,633)	0	0	0	0	1988	Sept. 1989	40	years
Less Discontinued operations, impairments and dispositions	(1,803,564)	(11,089,720)	(130,992,695)	139,234,900	(673,429)	(2,174,086)	(2,847515)	(1,242,564)
	$25,744,882	$4,048,979	$21,379,683	$20,811,398	$3,928,356	$42,311,703	$46,240,059	$29,544,930

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
(n) The limited partnership interest of this Local Partnership was sold during the fiscal year ended March 31, 2008.
(o) The property and the related assets and liabilities of this Local Partnership were sold during the fiscal year ended March 31, 2008.
(p) These properties are included in discontinued operations for the fiscal year ended March 31, 2008.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

	Cost of Property and Equipment			Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$60,462,119	$119,808,271	$170,994,320	$34,809,639	$64,818,204	$86,387,053
Additions during period:
Improvements	567,252	536,351	1,140,093
Depreciation expense				2,106,302	2,480,298	5,506,302
Deductions during period:
Discontinued operations, impairments and dispositions	(14,789,312)	(59,882,503)	(52,326,142)	(7,371,011)	(32,488,863)	(27,075,151)
Balance at close of period	$46,240,059	$60,462,119	$119,808,271	$29,544,930	$34,809,639	$64,818,204

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