Form 10-Q
period 2008-06-30
LIBERTY TAX CREDIT PLUS II L P
filed 2008-08-13
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24660

LIBERTY TAX CREDIT PLUS II L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3458180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]  No  ☒

PART I – Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Operating assets
Property and equipment, at cost, net of accumulated depreciation of $3,505,634 and $29,544,930, respectively	$4,076,498	$16,695,129
Cash and cash equivalents	3,384,871	3,307,869
Cash held in escrow	429,796	1,551,815
Deferred costs, net of accumulated amortization of $243,052 and $271,333, respectively	640,799	753,830
Other assets	189,014	632,903
Total operating assets	8,720,978	22,941,546
Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $24,469,073 and $1,242,564, respectively	12,188,855	1,604,951
Net assets held for sale	1,783,550	225,690
Total assets from discontinued operations	13,972,405	1,830,641
Total assets	$22,693,383	$24,772,187
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities
Mortgage notes payable	$5,678,109	$25,744,882
Accounts payable	283,316	2,151,546
Accrued interest payable	61,902	1,904,958
Security deposits payable	62,469	197,467
Due to local general partners and affiliates	96,464	4,099,138
Due to general partners and affiliates	1,368,544	1,428,228
Due to selling partners	0	892,500
Total operating liabilities	7,550,804	36,418,719
Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	19,971,454	1,803,564
Net liabilities held for sale (including minority interest)	9,206,235	900,578
Total liabilities from discontinued operations	29,177,689	2,704,142
Total liabilities	36,728,493	39,122,861
Minority interests	(8,094)	(8,094)
Commitments and contingencies (Note 6)
Partners’ (deficit) capital:
Limited partners (115,917.5 BACs issued and outstanding)	(26,126,808)	(26,439,216)
General partners	12,099,792	12,096,636
Total partners’ (deficit) capital	(14,027,016)	(14,342,580)
Total liabilities and partners’ (deficit) capital	$22,693,383	$24,772,187

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Operations:
Revenues
Rental income	$253,624	$248,651
Other	34,871	50,361
Total revenues	288,495	299,012
Expenses
General and administrative	161,300	247,852
General and administrative – related parties (Note 2)	78,545	156,622
Repairs and maintenance	79,046	78,704
Operating	19,334	20,475
Taxes	7,123	8,563
Insurance	9,747	11,833
Financial	62,235	63,877
Depreciation and amortization	55,677	57,177
Total expenses from operations	473,007	645,103
Loss from operations	$(184,512)	$(346,091)
Discontinued operations:
Income from discontinued operations (including gain on sale of properties and minority interest) (Note 5)	500,076	292,051
Net income (loss)	$315,564	$(54,040)
Loss from operations – limited partners	$(182,667)	$(342,630)
Income from discontinued operations (including gain on sale of properties and minority interest) – limited partners	495,075	289,130
Net income (loss) – limited partners	$312,408	$(53,500)
Number of BACs outstanding	115,917.5	115,917.5
Loss from operations per BAC	$(1.57)	$(2.95)
Income from discontinued operations (including gain (loss) on sale of properties and minority interest) per BAC	4.27	2.49
Net income(loss) per BAC	$2.70	$(0.46)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – April 1, 2008	$(14,342,580)	$(26,439,216)	$12,096,636
Net income	315,564	312,408	3,156
Partners’ (deficit) capital – June 30, 2008	$(14,027,016)	$(26,126,808)	$12,099,792

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Net income (loss)	$315,564	$(54,040)
Adjustments to reconcile net income (loss) to net cash used in by operating activities:
Depreciation and amortization	436,965	550,174
Gain on sale of properties	(432,021)	(1,052,687)
Minority interest in loss of subsidiaries	(719,996)	(221)
Increase in cash held in escrow	(24,852)	(44,282)
Decrease (increase) in other assets	109,475	(274,320)
Increase in accounts payable and other liabilities	440,853	530,737
Decrease in accrued interest payable	(23,623)	(62,421)
Decrease in security deposits payable	(7,914)	(11,082)
Increase in due to local general partners and affiliates	0	8,983
Decrease in due to local general partners and affiliates	(142,353)	0
(Decrease) increase in due to general partners and affiliates	(14,059)	140,844
Total adjustments	(377,525)	(214,275)
Net cash used in operating activities	(61,961)	(268,315)
Cash flows from investing activities:
Proceeds from sale of properties	2,285,516	1,444,500
Costs paid relating to sale of properties	(168,363)	(270,828)
Increase in cash held in escrow	(53,617)	(125,411)
Improvements to property and equipment	0	(4,062)
Net cash provided by investing activities	2,063,536	1,044,199
Cash flows from financing activities:
Repayments of mortgage notes	(1,898,883)	(1,132,583)
Increase in due to selling partner	1,875	1,877
Distributions	(10,288)	0
Net cash used in financing activities	(1,907,296)	(1,130,706)
Net increase (decrease) in cash and cash equivalents	94,279	(354,822)
Cash and cash equivalents at beginning of period	3,311,185	4,475,744
Cash and cash equivalents at end of period*	$3,405,464	$4,120,922
Summarized below are the components of the loss on sale of properties:
Net proceeds from sale of property	$(2,117,153)	$(1,173,672)
Decrease in property and equipment, net of accumulated depreciation	1,604,952	764,028
Decrease in deferred costs	0	15,396
Decrease in other assets	26,026	6,089
Decrease in cash held in escrow	74,134	99,288
Decrease in accounts payable and other liabilities	(1,756)	(15,475)
Decrease in accrued interest	0	(4,521)
Decrease in security deposits payable	(18,224)	(10,517)
Decrease in mortgage notes payable	0	(563,095)
Decrease in due to local general partners and their affiliates	0	(124,400)
Decrease in due to general partners and their affiliates	0	(45,808)

*Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $20,593 and $468,077.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 30, 2008 and 2007 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and five and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner.  Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.  As of June 30, 2008, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships have been sold (see Note 3).  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Note 4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership.  Such losses aggregated approximately $0 and $109,000 for the three months ended June 30, 2008 and 2007, respectively.  The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2008, the results of its operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2010.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

The costs incurred to related parties from operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Partnership management fees (a)	$46,321	$94,000
Expense reimbursement (b)	22,841	53,842
Local administrative fee (d)	1,250	1,250
Total general and administrative-General Partners	70,412	149,092
Property management fees incurred to affiliates of the Local General Partners (c)	8,133	7,530
Total general and administrative-related parties	$78,545	$156,622

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*
Local administrative fee (d)	$1,250	$3,750
Total general and administrative-General Partners	1,250	3,750
Property management fees incurred to affiliates of the Local General Partners (c)	67,919	96,216
Total general and administrative-related parties	$69,169	$99,966
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the “Partnership Agreement”), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partners amounting to approximately $1,238,000 and $1,192,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  In the absence of the General Partner’s continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $95,000 and $72,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.

(c)  Property management fees incurred by subsidiary partnerships in operations amounted to $87,976 and $117,431 for three months ended June 30, 2008 and 2007, respectively.  Of these fees $76,052 and $103,746, respectively, were incurred to affiliates of the Local General Partners. Included in these fees are $67,919 and $96,216, respectively, which were incurred to affiliates of the Local General Partners of properties classified as discontinued operations.

(d)  Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 3 – Sale of Properties

The Partnership is currently in the process of disposing all of its investments.  It is anticipated that this process will be completed within two years, although there can be no assurance as to when or if the last property will be sold within this timeframe.  As of June 30, 2008, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships have been sold.  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Note 4).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 9, 2008, the court sold the property and the related assets and liabilities of Williamsburg Residential, L.P. (“Williamsburg”) to its lender for a sales price of $1,971,927, which approximates the mortgage debt, accrued interest and other fees at the date of the closing.  The sale resulted in a gain of approximately $118,000 resulting from the write-off of the deficit basis in the property at the date of sale.

On May 2, 2008, the Partnership received $313,589 of proceeds from the contingent portion of the sale of Santa Juanita II Limited Partnership (“Santa Juanita”), which is included in gain on sale of properties for the quarter ended June 30, 2008.  The Partnership’s limited partnership interest in Santa Juanita was sold on January 17, 2006 to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeded the actual conversion cost, as defined in the transfer agreement, from the Local General Partner’s conversion of the property to condominium ownership.

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

Note 4 – Assets Held for Sale

On May 1, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United-Glenarden I Limited Partnership (“Glenarden I”) to an unaffiliated third party purchaser for a sales price of $205,892.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  There can be no assurance as to when or if HUD will grant its approval.  As of March 31, 2008, Glenarden I had property and equipment, at cost, of approximately $22,564,000, accumulated depreciation of approximately $15,476,000 and mortgage debt of approximately $11,430,000.

On May 1, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United-Glenarden II Limited Partnership (“Glenarden II”) to an unaffiliated third party purchaser for a sales price of $294,128.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  There can be no assurance as to when or if HUD will grant its approval.  As of March 31, 2008, Glenarden II had property and equipment, at cost, of approximately $15,988,000, accumulated depreciation of approximately $10,925,000 and mortgage debt of approximately $8,542,000.

Note 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of June 30, 2008, Glenarden I, Glenarden II, and Williamsburg were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Williamsburg was classified as discontinued operations in the consolidated balance sheets.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated Balance Sheets of Discontinued Operations:

	June 30, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $26,469,073 and $1,242,564, respectively	$12,188,855	$1,604,951
Cash and cash equivalents	20,593	3,316
Cash held in escrow	1,322,927	196,573
Deferred costs, net of accumulated amortization of $35,471 and $199,319, respectively	105,841	0
Other assets	334,189	25,801
Total assets	$13,972,405	$1,830,641

Liabilities
Mortgage notes payable	$19,971,454	$1,803,564
Accounts payable	2,410,910	113,873
Accrued interest payable	1,867,820	48,387
Security deposits payable	127,184	18,324
Due to local general partners and their affiliates	3,860,321	0
Due to general partners and affiliates	45,625	0
Due to selling partners	894,375	0
Minority interest	0	719,994
Total liabilities	$29,177,689	$2,704,142

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2008, Williamsburg, which was sold during the three months ended June 30, 2008, and Glenarden I and Glenarden II, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the three months ended June 30, 2007, Whittier, which was sold during the three months ended June 30, 2007, Williamsburg, which was classified as an asset held for sale, Victory and Church Lane, which were sold during the year ended March 31, 2008, and, in order to present comparable results to the three months ended June 30, 2008, Glenarden I and Glenarden II were classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Revenues
Rental income	$1,406,198	$1,917,167
Other	31,466	50,309
Gain (loss) on sale of properties (Note 3)	432,021	1,052,687
Total revenue	1,869,685	3,020,163
Expenses
General and administrative	293,078	297,275
General and administrative-related parties (Note 2)	69,169	99,966
Repairs and maintenance	669,102	909,587
Operating	194,944	248,739
Taxes	99,004	118,853
Insurance	59,819	85,731
Interest	323,201	475,185
Depreciation and amortization	381,288	492,997
Total expenses	2,089,605	2,728,333
(Loss) income before minority interest	(219,920)	291,830
Minority interest in loss of subsidiaries from discontinued operations	719,996	221
Net income from discontinued operations (including minority interest)	$500,076	$292,051
Income– limited partners from discontinued operations (including minority interest)	$495,075	$289,130
Number of BACs outstanding	115,917.5	115,917.5
Income from discontinued operations (including minority interest) per BAC	$4.27	$2.49

Cash flows from Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Net cash used in operating activities	$(11,798)	$(134,058)
Net cash provided by investing activities	$2,017,073	$868,500
Net cash used in financing activities	$(1,868,179)	$(1,104,035)
* Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 6 – Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Glenarden I
The financial statements for Glenarden I have been prepared assuming that Glenarden I will continue as a going concern.  HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can also demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden I’s ability to continue as a going concern.  The financial statements for Glenarden I do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden I has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both June 30, 2008 and March 31, 2008.  Glenarden I’s net loss after minority interest amounted to approximately $437,000 and $486,000 for the three months ended June 30, 2008 and 2007, respectively.  On May 1, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Glenarden I (see Note 4).

Glenarden II
The financial statements for Glenarden II have been prepared assuming that Glenarden II will continue as a going concern.  HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD can also demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden II’s ability to continue as a going concern.  The financial statements for Glenarden II do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden II has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both June 30, 2008 and March 31, 2008.  Glenarden II’s net loss after minority interest amounted to approximately $269,000 and $208,000 for the three months ended June 30, 2008 and 2007, respectively.  On May 1, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Glenarden II (see Note 4).

Williamsburg
The financial statements of Williamsburg have been prepared assuming that Williamsburg will continue as a going concern.  Williamsburg was subject to a foreclosure action by the mortgage lender which raised substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg do not include any adjustments that might have resulted from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was sold by the court on May 9, 2008 (see Note 3).

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

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or U.S. Department of Housing and Urban Development (“HUD”).  Such cash distributions are typically made from surplus cash flow.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

e)  Tax Credits

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of June 30, 2008, the Tax Credit Periods and Compliance Periods for all of the properties have expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.  HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-seven Local Partnerships.  As of June 30, 2008, the properties and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  For a discussion of these sales, see Item 1, Note 3.  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships (see Item 1, Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership but are not expected to be significant.  During the three months ended June 30, 2008 and 2007, cash distributions received from the Local Partnerships were approximately $0 and $163,000, respectively, which included distributions from sales amounting to approximately $0 and $163,000, respectively.  In addition, during the three months ended June 30, 2008 and 2007, approximately $314,000 and $0, respectively in proceeds were received by the Partnership from the sale of partnership interest.

During the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $94,000.  This increase was due to proceeds from sales ($2,286,000) and an increase in due to selling partners ($2,000) which exceeded net cash used in operating activities ($62,000), costs paid relating to sale of properties ($168,000), an increase in cash held in escrow ($54,000), distributions ($10,000) and net repayments of mortgage notes ($1,899,000).  In the adjustments to reconcile the net income to net cash used in operating activities are gain on sale of properties of approximately ($432,000) and depreciation and amortization of approximately ($437,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates (“BACs”) holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject.  The Partnership had a working capital reserve of approximately $3,339,000 at June 30, 2008.

Total expenses for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest, general and administrative – related parties and provision for impairment of fixed assets, totaled $276,550 and $367,427, respectively.

Accounts payable totaled $283,316 and $2,151,546 as of June 30, 2008 and March 31, 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations as of June 30, 2008 and March 31, 2008 totaled $2,410,910 and $113,873, respectively.

Accrued interest payable as of June 30, 2008 and March 31, 2008 was $61,902 and $1,904,958, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of June 30, 2008 and March 31, 2008, totaled $1,867,820 and $43,387, respectively.

Partnership management fees owed to the General Partners amounting to approximately $1,238,000 and $1,192,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.  The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.   There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.

Except as described above, management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.  In addition, the portfolio may not be protected against a general downturn in the national economy.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Note 7 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the three months ended June 30, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through June 30, 2008, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  There was one asset classified as property and equipment-held for sale at June 30, 2008.  See Item 1, Note 4 regarding assets held for sale and Item 1, Note 5 regarding discontinued operations.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.   Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

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

Results of Operations

The results of operations for the three months ended June 30, 2008 and 2007, as discussed below, consisted primarily of the results of the Partnership’s investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 5).

Rental income increased approximately 2% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in rental rates at one Local Partnership.

Other income decreased approximately $15,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in the amount of cash being invested at the Partnership level.

Total expenses, excluding general and administrative and general and administrative-related parties remained fairly consistent with a decrease of approximately 3% for the three months ended June 30, 2008 as compared to the corresponding period in 2007.

General and administrative expenses decreased approximately $87,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in accounting and legal fees due to less sales activity at the Partnership level and a decrease in salary costs at one Local Partnership.

General and administrative-related parties expenses decreased approximately $78,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  The Partnership does not have any other market sensitive instruments.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of Related Credit Properties II Inc., the general partner of the Related General Partner, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

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

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES II L.P.,
a General Partner

			By:	Related Credit Properties II Inc.,
its general partner
Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY GP II, INC.,
a General Partner
Date:	August 13, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY ASSOCIATES II, L.P.,
a General Partner

			By:	Related Credit Properties II, Inc.,
a General Partner
Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	Liberty GP II, Inc.,
a General Partner
Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer