Form 10-Q
period 2008-09-30
LIBERTY TAX CREDIT PLUS II L P
filed 2008-11-10
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – Financial Information

Item 1. Financial Statements

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Operating assets
Property and equipment, at cost, net of accumulated depreciation of $632,312 and $29,544,930, respectively	$615,783	$16,695,129
Cash and cash equivalents	3,177,574	3,307,869
Cash held in escrow	90,399	1,551,815
Deferred costs, net of accumulated amortization of $50,651 and $271,333, respectively	208,748	753,830
Other assets	21,687	632,903
Total operating assets	4,114,191	22,941,546
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $29,771,625 and $1,242,564, respectively	15,220,340	1,604,951
Net assets held for sale	2,586,109	225,690
Total assets from discontinued operations	17,806,449	1,830,641
Total assets	$21,920,640	$24,772,187

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities
Mortgage notes payable	$1,760,141	$25,744,882
Accounts payable	140,204	2,151,546
Accrued interest payable	9,801	1,904,958
Security deposits payable	16,385	197,467
Due to local general partners and affiliates	0	4,099,138
Due to general partners and affiliates	1,332,489	1,428,228
Due to selling partners	0	892,500
Total operating liabilities	3,259,020	36,418,719
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	23,792,516	1,803,564
Net liabilities held for sale (including minority interest)	9,571,354	900,578
Total liabilities from discontinued operations	33,363,870	2,704,142
Total liabilities	36,622,890	39,122,861
Minority interests	(8,094)	(8,094)
Commitments and contingencies (Note 7)
Partners’ (deficit) capital:
Limited partners (115,917.5 BACs issued and outstanding)	(26,787,276)	(26,439,216)
General partners	12,093,120	12,096,636
Total partners’ (deficit) capital	(14,694,156)	(14,342,580)
Total liabilities and partners’ (deficit) capital	$21,920,640	$24,772,187

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*
Operations:
Revenues
Rental income	$99,834	$97,561	$199,444	$197,489
Other	25,135	45,333	49,448	91,157
Total revenues	124,969	142,894	248,892	288,646
Expenses
General and administrative	103,242	203,130	233,763	405,993
General and administrative - related parties (Note 2)	72,843	87,526	142,630	235,993
Repairs and maintenance	44,279	21,711	90,723	62,042
Operating	12,238	6,851	22,822	19,766
Taxes	4,118	437	8,234	4,875
Insurance	6,842	14,154	11,348	19,203
Financial	29,500	38,520	58,271	68,005
Depreciation and amortization	12,062	13,564	24,126	27,127
Total expenses from operations	285,124	385,893	591,917	843,004
Loss from operations	$(160,155)	$(242,999)	$(343,025)	(554,358)
Discontinued operations:
Loss from discontinued operations (including gain on sale of properties and minority interest) (Note 6)	(506,984)	(768,220)	(8,551)	(510,901)
Net loss	$(667,139)	$(1,011,219)	$(351,576)	$(1,065,259)
Loss from operations – limited partners	$(158,554)	$(240,569)	$(339,595)	$(548,814)
Loss from discontinued operations (including gain on sale of properties and minority interest) – limited partners	(501,914)	(760,538)	(8,465)	(505,792)
Net loss – limited partners	$(660,468)	$(1,001,107)	$(348,060)	$(1,054,606)
Number of BACs outstanding	115,917.5	115,917.5	115,917.5	115,917.5
Loss from operations per BAC	$(1.37)	$(2.08)	$(2.93)	$(4.74)
Loss from discontinued operations (including gain on sale of properties and minority interest) per BAC	(4.33)	(6.56)	(0.07)	(4.36)
Net loss per BAC	$(5.70)	$(8.64)	$(3.00)	$(9.10)

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – April 1, 2008	$(14,342,580)	$(26,439,216)	$12,096,636
Net loss	(351,576)	(348,060)	(3,516)
Partners’ (deficit) capital – September 30, 2008	$(14,694,156)	$(26,787,276)	$12,093,120

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Net loss	$(351,576)	$(1,065,259)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	873,382	1,114,415
Gain on sale of properties	(432,021)	(1,052,687)
Minority interest in loss of subsidiaries	(719,971)	(770)
Increase in cash held in escrow	(158,326)	(16,958)
Decrease in other assets	370,308	232,958
Increase in accounts payable and other liabilities	244,869	619,574
Increase (decrease) in accrued interest payable	2,143	(6,797)
Decrease in security deposits payable	(10,147)	(16,976)
Increase in due to local general partners and affiliates	0	1,453
Decrease in due to local general partners and affiliates	(2,563)	(136,827)
Increase (decrease) in due to general partners and affiliates	8,005	(117,742)
Total adjustments	175,679	619,643
Net cash used in operating activities	(175,897)	(445,616)
Cash flows from investing activities:
Proceeds from sale of properties	2,285,516	1,444,500
Costs paid relating to sale of properties	(168,363)	(100,668)
Decrease (increase) in cash held in escrow	37,948	(361,709)
Acquisition of property and equipment	0	(4,062)
Net cash provided by investing activities	2,155,101	978,061
Cash flows from financing activities:
Repayments of mortgage notes	(1,995,789)	(1,293,368)
Increase in due to selling partner	3,750	3,750
Distributions	(10,288)	0
Net cash used in financing activities	(2,002,327)	(1,289,618)
Net decrease in cash and cash equivalents	(23,123)	(757,173)
Cash and cash equivalents at beginning of period	3,311,185	4,475,744
Cash and cash equivalents at end of period*	$3,288,062	$3,718,571
Summarized below are the components of the loss on sale of properties:
Net proceeds from sale of property	$(2,117,153)	$(1,343,832)
Decrease in property and equipment, net of accumulated depreciation	1,604,952	764,028
Decrease in deferred costs	0	15,396
Decrease in other assets	26,026	6,089
Decrease in cash held in escrow	74,134	99,288
Decrease in accounts payable and other liabilities	(1,756)	(12,515)
Decrease in accrued interest	0	(4,521)
Decrease in security deposits payable	(18,224)	(10,517)
Decrease in mortgage notes payable	0	(563,095)
Decrease in due to general partners and their affiliates	0	(3,008)
Increase in other assets – proceeds receivable from sale of limited partnership interest	0	0

*Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $110,488 and $904,669.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – General

The consolidated financial statements for the six months ended September 30, 2008 and 2007 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and five and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner.  Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.  As of September 30, 2008, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships have been sold (see Note 4).  In addition, as of September 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note 5).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership.  Such losses aggregated approximately $0 and $108,000 and $0 and $217,000 for the three and six months ended September 30, 2008 and 2007, respectively.  The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2008, the results of its operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results for the six months ended September 30, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

One of the General Partners has a 1% interest, as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The costs incurred to related parties from operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Partnership management fees (a)	$58,500	$35,317	$104,821	$129,317
Expense reimbursement (b)	13,718	51,584	36,559	105,426
Local administrative fee (d)	625	625	1,250	1,250
Total general and administrative-General Partners	$72,843	$87,526	$142,630	$235,993
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*
Local administrative fee (d)	$1,875	$4,375	$3,750	$8,750
Total general and administrative-General Partners	1,875	4,375	3,750	8,750
Property management fees incurred to affiliates of the Local General Partners (c)	73,256	111,876	149,308	215,622
Total general and administrative-related parties	$75,131	$116,251	$153,058	$224,372
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the “Partnership Agreement”), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partners amounting to approximately $1,248,000 and $1,192,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  In the absence of the General Partner’s continued accrual without payment, the Partnership will not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $16,000 and $72,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.

(c)  Property management fees incurred by subsidiary partnerships in operations amounted to $79,463 and $125,437 and $64,739 and $242,868 for three and six months ended September 30, 2008 and 2007, respectively.  Of these fees $73,256 and $111,876 and $149,308 and $215,622, respectively, were incurred to affiliates of the Local General Partners, which were all classified as discontinued operations.

(d)  Liberty Associates II, L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$25,552,657	$25,552,657	$0	$0	$25,552,657

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of all of its investments.  It is anticipated that this process will be completed within two years, although there can be no assurance as to when or if the last property will be sold within this timeframe.  As of September 30, 2008, the property and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships have been sold.  In addition, as of September 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 9, 2008, in connection with foreclosure proceedings, the court sold the property and the related assets and liabilities of Williamsburg Residential, L.P. (“Williamsburg”) to its lender for a sales price of $1,971,927, which approximates the mortgage debt, accrued interest and other fees at the date of the closing.  The sale resulted in a gain of approximately $118,000 resulting from the write-off of the deficit basis in the property at the date of sale.

On May 2, 2008, the Partnership received $313,589 of proceeds from the contingent portion of the sale of Santa Juanita II Limited Partnership (“Santa Juanita”), which is included in gain on sale of properties for the period ended September 30, 2008.  The Partnership’s limited partnership interest in Santa Juanita was sold on January 17, 2006 to the Local General Partner for a sales price of $375,000 cash plus 50% of the amount, if any, by which the aggregate sales price for the apartment units exceeded the actual conversion cost, as defined in the transfer agreement, from the Local General Partner’s conversion of the property to condominium ownership.

On April 20, 2007, the property and the related assets and liabilities of Whittier Plaza Associates, L.P. (“Whittier”) were sold to an unaffiliated third party purchaser for a sales price of $1,444,500.  The Partnership received $162,800 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,282,000.  The sale resulted in a gain of approximately $1,053,000 resulting from the write-off of the deficit basis in the property at the date of the sale, which was recognized during the quarter ended September 30, 2007 and a forgiveness of indebtedness income resulting from the forgiveness of one of Whittier’s mortgage notes in the amount of $568,000 at the time of sale.  An adjustment to the gain of approximately $(382,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $671,000.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 5 – Assets Held for Sale

On May 8, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Westminster Place II – Olive Site, L.P. (“Westminster”) to an affiliate of the Local General Partner for a sales price of $87,500.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  There can be no assurance as to when or if HUD will grant its approval.  As of June 30, 2008, Westminster had property and equipment, at cost, of approximately $6,281,000, accumulated depreciation of approximately $2,888,000 and mortgage debt of approximately $3,889,000.

On May 1, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United-Glenarden I Limited Partnership (“Glenarden I”) to an unaffiliated third party purchaser for a sales price of $205,882.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  There can be no assurance as to when or if HUD will grant its approval.  As of June 30, 2008, Glenarden I had property and equipment, at cost, of approximately $22,564,000, accumulated depreciation of approximately $15,702,000 and mortgage debt of approximately $11,403,000.

On May 1, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United-Glenarden II Limited Partnership (“Glenarden II”) to an unaffiliated third party purchaser for a sales price of $294,118.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The sale requires HUD approval.  There can be no assurance as to when or if HUD will grant its approval.  As of June 30, 2008, Glenarden II had property and equipment, at cost, of approximately $15,988,000, accumulated depreciation of approximately $11,079,000 and mortgage debt of approximately $8,501,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of September 30, 2008, Westminster, Glenarden I, Glenarden II, and Williamsburg were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Williamsburg was classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	September 30, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $29,771,625 and $1,242,564, respectively	$15,220,340	$1,604,951
Cash and cash equivalents	110,488	3,316
Cash held in escrow	1,704,233	196,573
Deferred costs, net of accumulated amortization of $235,059 and $0, respectively	530,705	0
Other assets	240,683	25,801
Total assets	$17,806,449	$1,830,641

Liabilities
Mortgage notes payable	$23,792,516	$1,803,564
Accounts payable	2,358,039	113,873
Accrued interest payable	1,945,687	48,387
Security deposits payable	171,035	18,324
Due to local general partners and their affiliates	4,096,575	0
Due to general partners and affiliates	103,744	0
Due to selling partners	896,250	0
Minority interest	24	719,994
Total liabilities	$33,363,870	$2,704,142

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2008, Williamsburg, which was sold during the six months ended September 30, 2008, and Westminster, Glenarden I and Glenarden II, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated financial statements.  For the three and six months ended September 30, 2007, Whittier, which was sold during the six months ended September 30, 2007, Williamsburg, which was classified as an asset held for sale, Victory and Church Lane, which were sold during the year ended March 31, 2008, and, in order to present comparable results to the three and six months ended September 30, 2008, Westminster, Glenarden I and Glenarden II were classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Revenues

Rental income	$1,367,740	$2,028,345	$2,927,952	$4,094,235
Other	19,242	49,296	61,266	104,142
Gain on sale of properties (Note 3)	0	0	432,021	1,052,687
Total revenue	1,386,982	2,077,641	3,421,239	5,251,064
Expenses
General and administrative	254,920	359,314	578,778	701,578
General and administrative-related parties (Note 2)	75,131	116,251	153,058	224,372
Repairs and maintenance	516,583	853,116	1,218,287	1,801,076
Operating	103,021	219,825	306,715	476,124
Taxes	102,012	135,312	204,023	258,290
Insurance	64,274	85,591	129,334	178,106
Interest	353,645	526,324	710,310	1,035,901
Depreciation and amortization	424,355	550,677	849,256	1,087,288
Total expenses	1,893,941	2,846,410	4,149,761	5,762,735
Loss before minority interest	(506,959)	(768,769)	(728,522)	(511,671)
Minority interest in (income) loss of subsidiaries from discontinued operations	(25)	549	719,971	770
Net loss from discontinued operations (including minority interest)	$(506,984)	$(768,220)	$(8,551)	$(510,901)
Loss – limited partners from discontinued operations (including minority interest)	$(501,914)	$(760,538)	$(8,465)	$(505,792)
Number of BACs outstanding	115,917.5	115,917.5	115,917.5	115,917.5
Loss from discontinued operations (including minority interest) per BAC	$(4.33)	$(6.56)	$(0.07)	$(4.36)

Cash flows from Discontinued Operations:

	Six Months Ended September 30,
	2008	2007*

Net cash provided by operating activities	$69,314	$437,562
Net cash provided by investing activities	$2,093,449	$777,226
Net cash used in financing activities	$(1,968,541)	$(1,267,485)

*Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

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

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The Partnership’s investment in Glenarden I has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both September 30, 2008 and March 31, 2008.  Glenarden I’s net loss after minority interest amounted to approximately $787,000 and $878,000 for the six months ended September 30, 2008 and 2007, respectively.  On May 1, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Glenarden I (see Note 5).

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

The Partnership’s investment in Glenarden II has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both September 30, 2008 and March 31, 2008.  Glenarden II’s net loss after minority interest amounted to approximately $409,000 and $496,000 for the six months ended September 30, 2008 and 2007, respectively.  On May 1, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Glenarden II (see Note 5).

Williamsburg
The financial statements of Williamsburg were prepared assuming that Williamsburg would continue as a going concern.  Williamsburg was subject to a foreclosure action by the mortgage lender which raised substantial doubt about its ability to continue as a going concern.  The financial statements of Williamsburg did not include any adjustments that might have resulted from the outcome of this uncertainty.

During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was sold by the court on May 9, 2008 (see Note 4).

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership (“Goodfellow”)
In recent years, Goodfellow has experienced significant cash flow deficiencies.  In addition there is $594,993 due to the General Partners and their affiliates.  During 2007, the General Partners advanced Goodfellow $206,540 in the form of a long term interest free loan.  The General Partners have informally indicated that they will continue to advance funds to Goodfellow in 2008, as needed, with an unsecured loan that will strengthen Goodfellow’s overall financial position.  Management believes that this action will allow Goodfellow to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and/or U.S. Department of Housing and Urban Development (“HUD”).  Such cash distributions are typically made from surplus cash flow.

e)  Tax Credits

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of September 30, 2008, the Tax Credit Periods and Compliance Periods for all of the properties have expired.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.  HUD’s regulatory agreements also limit annual cash distributions to partners based on “surplus cash” available at the end of each year. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at market rents when the rental assistance contracts expire.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 7 – Subsequent Events

On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden I to an unaffiliated third party purchaser for a sales price of $205,882. The sale will result in a gain of approximately $8,972,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,766,000 at the date of the sale and the $205,882 cash received from the sale, which will be recognized during the quarter ending December 15, 2008.

On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden II to an unaffiliated third party purchaser for a sales price of $294,118. The sale will result in a gain of approximately $6,432,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,138,000 at the date of the sale and the $294,118 cash received from the sale, which will be recognized during the quarter ending December 15, 2008.

On October 6, 2008, the Partnership sold its limited partnership interest in Westminster to the Local General Partner for a sales price of $87,500. The sale will result in a loss of approximately $2,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $90,000 at the date of the sale and the $87,500 cash received from the sale, which will be recognized during the quarter ending December 15, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-seven Local Partnerships.  As of September 30, 2008, the properties and the related assets and liabilities of fifteen Local Partnerships and the limited partnership interest in eight Local Partnerships were sold.  For a discussion of these sales, see Item 1, Note 4.  In addition, as of September 30, 2008, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Item 1, Note 5).

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership but are not expected to be significant.  During the six months ended September 30, 2008 and 2007, cash distributions received from the Local Partnerships were approximately $0 and $163,000, respectively, which included distributions from sales amounting to approximately $0 and $163,000, respectively.  In addition, during the six months ended September 30, 2008 and 2007, approximately $314,000 and $0, respectively, in proceeds were received by the Partnership from the sale of partnership interests.

During the six months ended September 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($23,000).  This decrease was due to cash used in operating activities ($176,000), repayments of mortgage notes ($1,996,000) and distributions ($10,000), which exceeded net proceeds from sale of properties ($2,117,000), a decrease in cash held in escrow relating to investing activities ($38,000) and an increase in due to selling partner ($4,000).  In the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties of approximately ($432,000) and depreciation and amortization of approximately ($873,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates (“BACs”) holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership, nor that, if any Property is sold, the proceeds of the sale will be sufficient to pay outstanding balances due on mortgage loans or other outstanding indebtedness to which the Property is subject.  The Partnership had a working capital reserve of approximately $3,081,000 at September 30, 2008.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest, general and administrative – related parties and provision for impairment of fixed assets, totaled $170,719 and $246,283 and $366,890 and $511,879, respectively.

Accounts payable totaled $140,204 and $2,151,546 as of September 30, 2008 and March 31, 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations as of September 30, 2008 and March 31, 2008 totaled $2,358,039 and $113,873, respectively.

Accrued interest payable as of September 30, 2008 and March 31, 2008 was $9,801 and $1,904,958, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  Furthermore, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of September 30, 2008 and March 31, 2008, totaled $1,945,687 and $48,387, respectively.

Partnership management fees owed to the General Partners amounting to approximately $1,248,000 and $1,192,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.  The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Because the Compliance Periods for all the properties have ended, the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships.  Therefore, the resolution of the existing contingencies are not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Note 8 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$25,552,657	$25,552,657	$0	$0	$25,552,657

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the six months ended September 30, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through September 30, 2008, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  There were three assets classified as property and equipment-held for sale at September 30, 2008.  See Item 1, Note 5 regarding assets held for sale and Item 1, Note 6 regarding discontinued operations.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2008 and 2007, as discussed below, consisted primarily of the results of the Partnership’s investment in the consolidated Local Partnerships, excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 1, Note 6).

Rental income increased approximately 2% and 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in rental rates at one Local Partnership.

Other income decreased approximately $20,000 and $42,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in the amount of cash being invested at the Partnership level.

Total expenses, excluding general and administrative, general and administrative-related parties and repairs and maintenance remained fairly consistent for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

General and administrative expenses decreased approximately $100,000 and $172,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in accounting and legal fees due to less sales activity and a decrease in printing expenses at the Partnership level as well as a decrease in salary costs and bad debt expense at one Local Partnership.

General and administrative-related parties expenses decreased approximately $15,000 and $93,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in income tax expense relating to one Local Partnership, a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Repairs and maintenance expenses increased approximately $23,000 and $27,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in carpet replacements, fencing, electrical supplies, snow removal, painting and landscaping at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  The Partnership does not have any other market sensitive instruments.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s annual report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s of internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES II L.P.,
a General Partner

			By:	Related Credit Properties II Inc.,
its general partner
Date:	November 10, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 10, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY GP II, INC.,
a General Partner
Date:	November 10, 2008
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 10, 2008
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY ASSOCIATES II, L.P.,
a General Partner

			By:	Related Credit Properties II, Inc.,
a General Partner
Date:	November 10, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 10, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	Liberty GP II, Inc.,
a General Partner
Date:	November 10, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	November 10, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer