Form 10-Q
period 2008-12-31
LIBERTY TAX CREDIT PLUS II L P
filed 2009-02-04
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

PART I – Financial Information

Item 1.  Financial Statements

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS
Operating assets
Property and equipment, at cost, net of accumulated depreciation of $0 and $29,544,930, respectively	$0	$16,695,129
Cash and cash equivalents	2,998,263	3,307,869
Cash held in escrow	0	1,551,815
Deferred costs, net of accumulated amortization of $0 and $271,333, respectively	149,390	753,830
Other assets	4,181	632,903
Total operating assets	3,151,834	22,941,546
Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $608,447 and $1,242,564, respectively	570,628	1,604,951
Net assets held for sale	1,543,161	225,690
Total assets from discontinued operations	2,113,789	1,830,641
Total assets	$5,265,623	$24,772,187

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating liabilities
Mortgage notes payable	$0	$25,744,882
Accounts payable	95,000	2,151,546
Accrued interest payable	0	1,904,958
Security deposits payable	0	197,467
Due to local general partners and affiliates	0	4,099,138
Due to general partners and affiliates	36,108	1,428,228
Due to selling partners	0	892,500
Total operating liabilities	131,108	36,418,719
Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	1,748,126	1,803,564
Net liabilities held for sale (including minority interest)	1,095,842	900,578
Total liabilities from discontinued operations	2,843,968	2,704,142
Total liabilities	2,975,076	39,122,861
Minority interests	0	(8,094)
Commitments and contingencies (Note 6)
Partners’ (deficit) capital:
Limited partners (115,917.5 BACs issued and outstanding)	(11,087,772)	(26,439,216)
General partners	13,378,319	12,096,636
Total partners’ (deficit) capital	2,290,547	(14,342,580)
Total liabilities and partners’ (deficit) capital	$5,265,623	$24,772,187

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*
Operations:
Revenues
Other	$16,908	$39,998	$61,058	$128,564
Total revenues	16,908	39,998	61,058	128,564
Expenses
General and administrative	49,552	(31,241)	209,284	287,421
General and administrative - related parties (Note 2)	(100,916)	190,538	40,464	425,281
Total expenses from operations	(51,364)	159,297	249,748	712,702
Income (loss) from operations	$68,272	$(119,299)	$(188,690)	$(584,138)
Discontinued operations:
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) (Note 5)	15,789,813	(736,212)	15,695,199	(1,336,632)
Net income (loss)	$15,858,085	$(855,511)	$15,506,509	$(1,920,770)
Income (loss) from operations – limited partners	$67,589	$(118,106)	$(186,803)	$(578,297)
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) – limited partners	15,631,915	(728,850)	15,538,247	(1,323,265)
Net income (loss) – limited partners	$15,699,504	$(846,956)	$15,351,444	$(1,901,562)
Number of BACs outstanding	115,917.5	115,917.5	115,917.5	115,917.5
Income (loss) from operations per BAC	$0.58	$(1.02)	$(1.61)	$(4.99)
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) per BAC	134.85	(6.29)	134.04	(11.42)
Net income (loss) per BAC	$135.43	$(7.31)	$132.43	$(16.41)

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ (deficit) capital – April 1, 2008	$(14,342,580)	$(26,439,216)	$12,096,636
Net income	15,506,509	15,351,444	155,065
Contribution – write-off of partnership management fees related to sold properties	1,126,618	0	1,126,618
Partners’ (deficit) capital – December 31, 2008	$2,290,547	$(11,087,772)	$13,378,319

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended December 31,
	2008	2007

Net income (loss)	$15,506,509	$(1,920,770)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	892,322	1,630,651
Gain on sale of properties	(16,483,212)	(1,121,420)
Minority interest in (loss) income of subsidiaries	(818,879)	11,699
Increase in cash held in escrow	(74,612)	(16,510)
Decrease in other assets	228,116	293,526
Increase in accounts payable and other liabilities	1,464,770	251,426
Increase in accrued interest payable	27,909	15,827
Decrease in security deposits payable	(13,195)	(19,900)
Decrease in due to local general partners and affiliates	(1,061,917)	(139,156)
Increase (decrease) in due to general partners and affiliates	98,460	(170,496)
Total adjustments	(15,740,238)	735,647
Net cash used in operating activities	(233,729)	(1,185,123)
Cash flows from investing activities:
Proceeds from sale of properties	2,598,016	2,118,677
Costs paid relating to sale of investments	(168,363)	(100,668)
(Increase) decrease in cash held in escrow	(28,675)	25,447
Acquisition of property and equipment	0	(32,662)
Net cash provided by investing activities	2,400,978	2,010,794
Cash flows from financing activities:
Repayments of mortgage notes	(2,094,302)	(1,431,109)
Increase in due to selling partner	5,625	5,625
Distributions	(10,288)	0
Net cash used in financing activities	(2,098,965)	(1,425,484)
Net increase (decrease) in cash and cash equivalents	68,284	(599,813)
Cash and cash equivalents at beginning of period	3,311,185	4,475,744
Cash and cash equivalents at end of period*	$3,379,469	$3,875,931
Summarized below are the components of the loss on sale of properties:
Net proceeds from sale of property	$(2,429,653)	$(2,018,009)
Decrease in property and equipment, net of accumulated depreciation	16,859,055	8,096,371
Capital contribution – General Partner	0	2,500
Decrease in deferred costs	523,830	518,651
Decrease in other assets	394,327	130,597
Decrease in cash held in escrow	1,766,699	646,987
(Decrease) increase in accounts payable and other liabilities	(4,541,023)	293,241
Decrease in accrued interest	(1,970,513)	(39,159)
Decrease in security deposits payable	(186,911)	(38,231)
Decrease in mortgage notes payable	(23,706,018)	(8,435,347)
Decrease in due to local general partners and their affiliates	(3,037,221)	(228,318)
Decrease in due to selling partners	(898,125)	0
Increase (decrease) in due to general partners and their affiliates	635,365	(50,703)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	106,976	0
Supplemental disclosures of non-cash investing and financing activities:
Contribution from the write-off of partnership management fees related to sold properties	$1,126,618	$0

*Cash and cash equivalents, end of period, includes cash equivalents from discontinued operations of $381,206 and $187,438.

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 1 – General

The consolidated financial statements for the nine months ended December 31, 2008 and 2007 include the accounts of Liberty Tax Credit Plus II L.P. (the "Partnership") and five and eleven subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships"), respectively, in which the Partnership is the limited partner.  Through the rights of the Partnership and/or Related Credit Properties II L.P., a Delaware limited partnership, Liberty Associates II L.P., a Delaware limited partnership, or Liberty GP II Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which General Partners have a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each, a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in each of the subsidiary partnerships.  As of December 31, 2008, the Partnership has disposed of all twenty-seven of its investments (see Note 4).

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership.  Such losses aggregated approximately $0 and $145,000 and $0 and $363,000 for the three and nine months ended December 31, 2008 and 2007, respectively.  The Partnership's investment in each subsidiary is equal to the respective subsidiary partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of each of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2008, the results of its operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results for the nine months ended December 31, 2008 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

NOTE 2 – Related Party Transactions

One of the General Partners has a 1% interest, as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partners also has a minority interest in certain Local Partnerships.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

The costs incurred to related parties from operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$(96,214)	$94,000	$8,607	$223,317
Expense reimbursement (b)	(4,702)	96,538	31,857	201,964
Total general and administrative-General Partners	$(100,916)	$190,538	$40,464	$425,281
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*
Local administrative fee (d)	$2,500	$5,000	$7,500	$15,000
Total general and administrative-General Partners	2,500	5,000	7,500	15,000
Property management fees incurred to affiliates of the Local General Partners (c)	74,938	99,418	224,246	315,040
Total general and administrative-related parties	$77,438	$104,418	$231,746	$330,040
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the limited partnership agreement of the Partnership (the “Partnership Agreement”), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partners amounting to approximately $25,000 and $1,192,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $1,127,000, resulting in a non-cash General Partner contribution of the same amount.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $0 and $72,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.

(c)  Property management fees incurred by subsidiary partnerships in operations amounted to $80,833 and $113,253 and $248,272 and $356,121 for three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees $74,938 and $99,418 and $224,246 and $315,040, respectively, were incurred to affiliates of the Local General Partners, all of which related to discontinued operations.

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
December 31, 2008
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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$1,748,126	$1,748,126	$0	$0	$1,748,126

NOTE 4 – Sale of Properties

As of December 31, 2008, the Partnership has disposed of all twenty-seven of its original investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding up its operations.  In accordance with the provisions of the Partnership Agreement, a cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

On December 31, 2008, the property and the related assets and liabilities of Goodfellow Place Limited Partnership (“Goodfellow”) were sold to an unaffiliated third party purchaser for a sales price of $1,693,436, which approximates the mortgage debt, accrued interest and other fees at the date of closing.  The sale will result in a gain of approximately $633,000, resulting from the write-off of the deficit basis in property at the date of sale, which will be recorded during the quarter ending March 31, 2009.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden I, L.P. (“Glenarden I”) to an unaffiliated third party purchaser for a sales price of $123,563, which consists of a promissory note.  Such note had an optional prepayment with a discount of $50,843 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $8,613,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,540,000 at the date of the sale and the $73,000 received from the sale.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden II, L.P. (“Glenarden II”) to an unaffiliated third party purchaser for a sales price of $235,294, which consists of a promissory note.  Such note had an optional prepayment with a discount of $83,015 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $7,661,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $7,509,000 at the date of the sale and the $152,000 received from the sale.

On October 6, 2008, the Partnership sold its limited partnership interest in Westminster Place II – Olive Site, L.P. (“Westminster”) to an affiliate of the Local General Partner for a sales price of $87,500.  The sale resulted in a loss of approximately $223,000 resulting from the write-off of the basis in the Local Partnership of approximately $310,000 at the date of the sale and the $87,500 received from the sale.

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
December 31, 2008
(Unaudited)

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of December 31, 2008, Westminster, Glenarden I, Glenarden II, Goodfellow and Williamsburg were classified as discontinued operations in the consolidated balance sheets.  As of March 31, 2008, Williamsburg was classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	December 31, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $608,447 and $1,242,564, respectively	$570,628	$1,604,951
Cash and cash equivalents	381,206	3,316
Cash held in escrow	84,976	196,573
Deferred costs, net of accumulated amortization of $51,324 and $0, respectively	58,685	0
Other assets	1,018,294	25,801
Total assets	$2,113,789	$1,830,641

Liabilities
Mortgage notes payable	$1,748,126	$1,803,564
Accounts payable	70,089	113,873
Accrued interest payable	10,741	48,387
Security deposits payable	15,685	18,324
Due to general partners and affiliates	999,327	0
Minority interest	0	719,994
Total liabilities	$2,843,968	$2,704,142

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2008, Williamsburg, Westminster, Goodfellow, Glenarden I and Glenarden II, which were sold during the nine months ended December 31, 2008, were all classified as discontinued operations on the consolidated financial statements.  For the three and nine months ended December 31, 2007, Whittier, Victory and Church Lane, which were sold during the nine months ended December 31, 2007, Williamsburg, which was classified as an asset held for sale, and, in order to present comparable results to the three and nine months ended December 31, 2008, Westminster, Goodfellow, Glenarden I and Glenarden II, were all classified as discontinued operations on the consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Revenues
Rental income	$1,754,906	$2,006,287	$4,882,301	$6,298,011
Other	44,646	58,521	111,211	165,254
Gain on sale of properties (Note 3)	16,051,191	68,733	16,483,212	1,121,420
Total revenue	17,850,743	2,133,541	21,476,724	7,584,685
Expenses
General and administrative	337,082	384,870	989,890	1,173,781
General and administrative-related parties (Note 2)	77,438	104,418	231,746	330,040
Repairs and maintenance	886,695	928,026	2,195,705	2,791,144
Operating	162,064	183,063	491,602	678,953
Taxes	137,097	126,408	349,354	389,573
Insurance	82,017	88,252	222,699	285,561
Interest	458,505	526,010	1,227,086	1,629,916
Depreciation and amortization	18,940	516,237	892,322	1,630,650
Total expenses	2,159,838	2,857,284	6,600,404	8,909,618
Income (loss) before minority interest	15,690,905	(723,743)	14,876,320	(1,324,933)
Minority interest in loss (income) of subsidiaries from discontinued operations	98,908	(12,469)	818,879	(11,699)
Net income (loss) from discontinued operations (including minority interest)	$15,789,813	$(736,212)	$15,695,199	$(1,336,632)
Income (loss) – limited partners from discontinued operations (including minority interest)	$15,631,915	$(728,850)	$15,538,247	$(1,323,265)
Number of BACs outstanding	115,917.5	115,917.5	115,917.5	115,917.5
Income (loss) from discontinued operations (including minority interest) per BAC	$134.85	$(6.29)	$134.04	$(11.42)

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2008	2007*

Net cash provided by operating activities	$(452,745)	$(611,958)
Net cash provided by investing activities	$2,308,858	$1,784,337
Net cash used in financing activities	$(2,195,653)	$(1,425,484)

*   Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concerns and Uncertainties

Glenarden I
The financial statements for Glenarden I were prepared assuming that Glenarden I would continue as a going concern.  HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD can also demand payment of the mortgage.  The Local General Partner has submitted an appeal but cannot predict the outcome.  This condition raises substantial doubt about Glenarden I’s ability to continue as a going concern.  The financial statements for Glenarden I did not include any adjustments that might result from the outcome of this uncertainty.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

The Partnership’s investment in Glenarden I was written down to $0 by prior years’ losses and the minority interest balance was $0 at both December 31, 2008 and March 31, 2008.  Glenarden I’s net loss after minority interest amounted to approximately $1,056,000, excluding gain on sale of approximately $8,559,000, and $1,331,000 for the nine months ended December 31, 2008 and 2007, respectively.  On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden I (see Note 4).

Glenarden II
The financial statements for Glenarden II were prepared assuming that Glenarden II would continue as a going concern.  HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  This condition raises substantial doubt about Glenarden II’s ability to continue as a going concern.  The financial statements for Glenarden II did not include any adjustments that might result from the outcome of this uncertainty.

The Partnership’s investment in Glenarden II has been written down to $0 by prior years’ losses and the minority interest balance was $0 at both December 31, 2008 and March 31, 2008.  Glenarden II’s net loss after minority interest amounted to approximately $474,000, excluding gain on sale of approximately $7,527,000, and $703,000 for the nine months ended December 31, 2008 and 2007, respectively.  On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden II (see Note 4).

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

b)  Subsidiary Partnerships - Other

Goodfellow Place Limited Partnership (“Goodfellow”)
In recent years, Goodfellow had experienced significant cash flow deficiencies.  In addition there was $594,993 due to the General Partners and their affiliates.  During 2007, the General Partners advanced Goodfellow $206,540 in the form of a long term interest free loan.  The General Partners had informally indicated that they would continue to advance funds to Goodfellow in 2008, as needed, with an unsecured loan that would strengthen Goodfellow’s overall financial position.  Management believes that this action allowed Goodfellow to continue as a going concern.  The financial statements did not include any adjustments that might result from the outcome of this uncertainty.  On December 31, 2008, the property and the related assets and liabilities of Goodfellow were sold (see Note 4).

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

e)  Tax Credits

The Tax Credit Periods and Compliance Periods for each Local Partnership have expired with each Local Partnership having utilized its full Tax Credits without recapture.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  As of December 31, 2008, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 4).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-seven Local Partnerships.  As of December 31, 2008, the Partnership has sold all of its remaining investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding up its operations.  In accordance with the provisions of the Partnership Agreement, a cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

The Partnership’s primary sources of funds have included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership but are not expected to be significant.  During the nine months ended December 31, 2008 and 2007, cash distributions received from the Local Partnerships were approximately $0 and $428,000, respectively, which included distributions from sales amounting to approximately $0 and $428,000, respectively.  In addition, during the nine months ended December 31, 2008 and 2007, approximately $626,000 and $674,000, respectively, in proceeds were received by the Partnership from the sale of partnership interests.

During the nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately ($68,000).  This increase was due to net proceeds from sale of properties ($2,598,000) and an increase in due to selling partner ($6,000), which exceeded cash used in operating activities ($234,000), repayments of mortgage notes ($2,094,000), costs paid relating to sale of investments ($168,000),  increase in cash held in escrow relating to investing activities ($29,000) and distributions ($10,000).  In the adjustments to reconcile the net income to net cash used in operating activities are gain on sale of properties of approximately ($16,483,000) and depreciation and amortization of approximately ($892,000).

The Partnership is not expected to have access to additional sources of financing, and in particular will not have the ability to access Beneficiary Assignments Certificates (“BACs”) holders for additional capital contributions to provide capital if needed by the Partnership. There can be no assurance that additional funds will be available to the Partnership or any Local Partnership.  The Partnership had a working capital reserve of approximately $2,998,000 at December 31, 2008.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization, interest, general and administrative – related parties and provision for impairment of fixed assets, totaled $49,552 and $0 and $209,284 and $287,421, respectively.

Accounts payable totaled $95,000 and $2,151,546 as of December 31, 2008 and March 31, 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements until termination of the Partnership.  In addition, accounts payable from discontinued operations as of December 31, 2008 and March 31, 2008 totaled $70,089 and $113,873, respectively.

Accrued interest payable as of December 31, 2008 and March 31, 2008 was $0 and $1,904,958, respectively.  Accrued interest payable represented the accrued interest on all mortgage loans, which included primary and secondary loans.  In addition, accrued interest payable from discontinued operations, as of December 31, 2008 and March 31, 2008, totaled $10,741 and $48,387, respectively.

Partnership management fees owed to the General Partners amounting to approximately $25,000 and $1,192,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $1,127,000 resulting in a non-cash General Partner contribution of the same amount.

For a discussion of contingencies that affected certain Local Partnerships prior to their disposition, see Item 1, Note 7.  The Tax Credit Periods and Compliance Periods  for each Local Partnership have expired with each Local Partnership having utilized its full Tax Credits without recapture. As of December 31, 2008, the Partnership has disposed of all of its remaining investments in subsidiary partnerships (see Note 4).

Except as described above, management is not aware of any trends, events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.  The Partnership has sold its portfolio and is in the final stages of winding up its affairs.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership disclosed in Note 8 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$1,748,126	$1,748,126	$0	$0	$1,748,126

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.  During the nine months ended December 31, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through December 31, 2008, the Partnership has recorded approximately $15,022,000 as a loss on impairment of fixed assets.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  As of December 31, 2008, the Partnership has sold all of its remaining investments.

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

Results of Operations

The Partnership has disposed of all of its remaining assets. Therefore, all operations have been discontinued.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership had  mortgage notes that were payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership does not believe there was a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes had fixed rates.  The Partnership disclosed in Item 8, Note 3 to the financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  The Partnership does not have any other market sensitive instruments.  There are no material changes to such disclosure or amounts as of December 31, 2008.  The Partnership does not have any market risk sensitive instruments.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES II L.P.,
a General Partner

			By:	Related Credit Properties II Inc.,
its general partner
Date:	February 4, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 4, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY GP II, INC.,
a General Partner
Date:	February 4, 2009
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 4, 2009
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY ASSOCIATES II, L.P.,
a General Partner

			By:	Related Credit Properties II, Inc.,
a General Partner
Date:	February 4, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 4, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	Liberty GP II, Inc.,
a General Partner
Date:	February 4, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	February 4, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer