Form 10-K
period 2009-03-31
LIBERTY TAX CREDIT PLUS II L P
filed 2009-07-20
CIK 832141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24660

LIBERTY TAX CREDIT PLUS II L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3458180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignment Certificates (including underlying Limited Partnership Interests)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                      Accelerated filer ☐                                  Non-accelerated filer ☐                                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2008 was $(26,787,000), based on Limited Partner equity (deficit) as of such date.

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

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as “Local Partnerships” or “subsidiary partnerships”) each of which owned one or more leveraged low-income multifamily residential complexes (“Apartment Complexes”) that were eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent, in Local Partnerships owning properties (“Rehabilitation Projects” and together with the Apartment Complexes, the “Properties”) that were eligible for the historic rehabilitation tax credit (the “Historic Rehabilitation Tax Credit”).  Some of the Apartment Complexes would benefit from one or more other forms of federal and state housing assistance.  As of March 31, 2009, the Partnership has disposed of all of its original twenty-seven Local Partnerships (Note 10 in Item 8).  See Item 2, Properties. Subsequently, on June 30, 2009, the Partnership collected $1,400,000 for the sale of Spring Creek Note receivable, relating to its sale in 2006 (see Note 13 in Item 8).

Liberty Associates was the special limited partner in all the Local Partnerships, and is the general partner of the Partnership. Liberty Associates had certain rights and obligations in its role as special limited partner which would permit it to execute control over the management and policies of the Local Partnerships.

Investment Objectives, Tax Credits

The investment objectives of the Partnership were to:

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

One of the Partnership’s objectives was to entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits.  Each of the Local Partnerships in which the Partnership had acquired an interest had been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Tax Credit Period provided that the Local Partnership satisfied the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the “Compliance Period”) commencing at the beginning of the Tax Credit Period. Once a Local Partnership had become eligible to recognize Tax Credits, it could have lost  such eligibility and suffered an event of “recapture” if (i) the Local Partnership ceased to meet qualification requirements, (ii) there was a decrease in the qualified basis of a Property, or (iii) there was a reduction in its interest in the Property at any time during the Compliance Period. None of the Local Partnerships in which the Partnership had acquired an interest suffered an event of recapture.

The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  As of March 31, 2009, the Tax Credit Periods and Compliance Periods for all of the Properties have expired.

The Partnership met its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

The Partnership has not made distributions sufficient to return to BACs holders their original capital contributions and has only made cash distributions upon the disposition of Properties.  The Partnership has not met this investment objective.  During the fiscal year ended March 31, 2009, distributions from sales proceeds were made to the BACs holders of approximately $1,816,000 and to the General Partners of approximately $18,000.  Through the fiscal year ended March 31, 2009, distributions from sales proceeds were made to the BACs holders of approximately $11,761,000 and to the General Partners of approximately $119,000.  In accordance with the provisions of the Partnership Agreement, a final cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

A loss on impairment of assets was recorded when management estimated amounts recoverable through future operations and sale of the property on an undiscounted basis were below depreciated cost. At that time the Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  For the year ended March 31, 2009, the Partnership had not recorded any loss on impairment of fixed assets.  Through March 31, 2009, the Partnership had recorded approximately $15,022,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

Government Regulations

The Partnership was subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  As of March 31, 2009, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 10 in Item 8).

The Partnership was the beneficiary of certain subsidy agreements pursuant to which the United States Department of Housing and Urban Development (“HUD”) subsidizes the amount of rent that the Local Partnerships earned.  There were substantial risks associated with owning properties receiving government assistance, such as the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. As of March 31, 2009, the Partnership has disposed of all of its original twenty-seven Local Partnerships.

Segments

The Partnership operated in one segment, which was the investment in multi-family residential properties.  Financial information about this segment is set forth in Item 8 hereto.

Sale of Properties

As of March 31, 2009, the Partnership has disposed of all twenty-seven of its original investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership commenced the process of winding down its operations.

On December 31, 2008, the property and the related assets and liabilities of Goodfellow Place Limited Partnership (“Goodfellow”) were sold to an unaffiliated third party purchaser for a sales price of $1,693,436, which approximates the mortgage debt, accrued interest and other fees at the date of closing.  The sale resulted in a gain of approximately $798,000, resulting from the write-off of the deficit basis in property at the date of sale.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden I, L.P. (“Glenarden I”) to an unaffiliated third party purchaser for a sales price of $123,563, which consisted of a promissory note.  Such note had an optional prepayment with a discount of $50,843 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $8,547,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,474,000 at the date of the sale and the $73,000 received from the sale.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden II, L.P. (“Glenarden II”) to an unaffiliated third party purchaser for a sales price of $235,294, which consisted of a promissory note.  Such note had an optional prepayment with a discount of $83,015 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $7,555,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $7,403,000 at the date of the sale and the $152,000 received from the sale.

On October 6, 2008, the Partnership sold its limited partnership interest in Westminster Place II – Olive Site, L.P. (“Westminster”) to an affiliate of the Local General Partner for a sales price of $87,500.  The sale resulted in a loss of approximately $110,000 resulting from the write-off of the basis in the Local Partnership of approximately $198,000 at the date of the sale and the $87,500 received from the sale.

On May 9, 2008, in connection with foreclosure proceedings, the court sold the property and the related assets and liabilities of Williamsburg Residential, L.P. (“Williamsburg”) to its lender for a sales price of $1,971,927, which approximates the mortgage debt, accrued interest and other fees at the date of the closing.  The sale resulted in a gain of approximately $168,000 resulting from the write-off of the deficit basis in the property at the date of sale.

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

Competition

The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership were subject to competition from similar properties in their respective vicinities.

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

Item 1A.  Risk Factors

The Partnership was subject to risks incident to potential losses arising from the management and ownership of improved real estate.  As of March 31, 2009, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 10 in Item 8).

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership had originally acquired an interest as a limited partner in twenty-seven Local Partnerships.  As of March 31, 2009, the Partnership has disposed of all of its twenty-seven Local Partnerships.  Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

		% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2009	2008	2007	2006	2005

Polynesian Apartments Associates, Ltd. (a Limited Partnership)
Homestead, FL (84)	July 1988	(b)	(b)	(b)	(b)	(b)
Seagrape Village Associates, Ltd. (a Limited Partnership)
Homestead, FL (112)	July 1988	(b)	(b)	(b)	(b)	(b)
Metropolitan Towers Associates, L.P.
Rio Piedras, PR (150)	December 1988	(h)	(h)	(h)	91	98
Westminster Place II - Olive Site, L.P.
St. Louis, MO (84)	October 1988	(l)	99	98	76	98
Property Development Associates, L.P.
Kansas City, MO (232)	December 1988	(c)	(c)	(c)	(c)	(c)
Whittier Plaza Associates Limited Partnership
St. Louis, MO (27)	December 1988	(i)	(i)	81	95	89
United-Glen Arden I Limited Partnership
Glen Arden, MD (354)	December 1988	(l)	83	91	97	94
United-Glen Arden II Limited Partnership
Glen Arden, MD (238)	December 1988	(l)	89	97	99	96
Rolling Green Limited Partnership
Chicago, IL (224)	December 1988	(h)	(h)	(h)	99	93
Santa Juanita II Limited Partnership
Bayamon, PR (46)	December 1988	(f)	(f)	(f)	(f)	91
Spring Creek Associates, L.P. (a Delaware Limited Partnership)
Brooklyn, NY (582)	December 1988	(g)	(g)	(g)	98	98
East Two Thirty-Five Associates (a Delaware Limited Partnership)
New York, NY (17)	December 1988	(g)	(g)	(g)	94	94
Upper Fifth Avenue Residential Associates, L.P.
New York, NY (151)	January 1989	(f)	(f)	(f)	(f)	94
West 107th Street Associates, L.P. (a Delaware Limited Partnership)
New York, NY (25)	January 1989	(g)	(g)	(g)	100	100
General Atlantic Second Avenue Associates, L.P. (a Delaware Limited Partnership)
New York, NY (18)	January 1989	(g)	(g)	(g)	100	100
Church Lane Associates
Germantown, PA (40)	February 1989	(j)	(j)	100	98	100
Campeche Isle Apartments Limited Partnership
Galveston, TX (208)	May 1989	(a)	(a)	(a)	(a)	(a)
Robin Housing Associates (a Limited Partnership)
Bronx, NY (100)	November 1988	(g)	(g)	(g)	100	96
Concourse Artists Housing Associates (a Limited Partnership)
Bronx, NY (23)	November 1988	(g)	(g)	(g)	100	100
2051 Grand Concourse Housing Associates (a Limited Partnership)
Bronx, NY (63)	November 1988	(g)	(g)	(g)	97	97
Willoughby-Wyckoff Housing Associates (a Limited Partnership)
Brooklyn, NY (68)	November 1988	(g)	(g)	(g)	96	93
Goodfellow Place Limited Partnership
St. Louis, MO (71)	May 1989	(k)	89	83	92	90
Penn Alto Associates Limited Partnership
Altoona, PA (150)	June 1989	(e)	(e)	(e)	(e)	90
Gramco Development Limited Dividend Partnership, L.P.
Bayamon, PR (300)	July 1989	(f)	(f)	(f)	(f)	92

Local Partnership Schedule
(continued)

% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2009	2008	2007	2006	2005

Alexis Park Apartments A Louisiana Partnership in Commendam
Bossier City, LA (280)	July 1989	(d)	(d)	(d)	(d)	(d)
Williamsburg Residential, L.P.
Wichita, KS (76)	August 1989	(k)	(k)	90	89	90
Victory Apartments
Chicago, IL (107)	September 1989	(j)	(j)	95	97	100

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
(i)   The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Item 7 below).
(j)   The limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Item 7 below).
(k)  The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2009 (see Item 7 below).
(l)   The limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Item 7 below).

All leases were generally for periods not exceeding one to two years and no tenant occupied more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprised less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units were determined annually by HUD and reflected increases/decreases in consumer price indices in various geographic areas. Market conditions, however, determined the amount of rent actually charged.

Management periodically reviewed the physical state of the Properties and suggested to the respective Local General Partners budget improvements, which were generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

Management periodically reviewed the insurance coverage of the Properties and subjected to budget constraints recommended to the respective Local General Partners additional coverage if warranted. Management believed that coverage was presently adequate.

See Item 1, Business, above for the general competitive conditions to which the Local Partnerships and the Properties described above are subject.

Real estate taxes were calculated using rates and assessed valuations determined by the township or city in which the property was located. Such taxes had approximated 1% of the aggregate cost of the Properties as shown in Schedule III to the financial statements included herein.

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

As of May 28, 2009, the Partnership had 7,556 registered holders of an aggregate of 115,917.5 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $2,000, are held by the three General Partners.

There are no material provisions in the Partnership Agreement that restrict the ability of the Partnership to make distributions.  During the year ended March 31, 2009, distributions from sales proceeds were made to the BACs holders of approximately $1,816,000 and to the General Partners of approximately $18,000.  Through the fiscal year ended March 31, 2009, distributions from sales proceeds were made to the BACs holders of approximately $11,761,000 and to the General Partners of approximately $119,000.  The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-seven Local Partnerships.  As of March 31, 2009, the Partnership has disposed of all twenty-seven of its original investments.  For a discussion of these sales, see Sale of Properties (Item 8, Note 10).

Short-Term

During the year ended March 31, 2009, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership has not made and will not make cash distributions to BACs holders in circumstances other than refinancing or sales.  During the years ended March 31, 2009 and 2008, cash distributions received from the Local Partnerships were approximately $0 and $2,928,000, respectively, which included distributions from sales amounting to approximately $0 and $2,928,000, respectively.  Additionally, during the years ended March 31, 2009 and 2008, approximately $760,000 and $662,000, respectively, of sales proceeds were received by the Partnership from the sale of partnership interest.  The Partnership had a working capital of approximately $1,111,000 on March 31, 2009.

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,000 and $1,264,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  In particular, partnership management fees owed to the General Partners amounting to approximately $0 and $1,192,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  During the year ended March 31, 2009 and 2008, the Partnership deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $1,127,000 and $750,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $4,000 and $72,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

During the year ended March 31, 2009, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $344,000.  This decrease was due to improvements to property and equipment ($269,000), costs paid relating to sale of properties ($302,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interests ($15,000), an increase in cash held in escrow relating to investing activities ($64,000) and repayments of mortgage notes ($2,062,000) , which exceeded net cash provided by operating activities ($42,000), proceeds from sales ($2,320,000) and an increase in due to selling partners ($6,000).  In the adjustments to reconcile the net income to net cash provided by operating activities are gain on sale of properties of approximately ($17,271,000) and depreciation and amortization of approximately ($1,111,000).

Total expenses for the years ended March 31, 2009 and 2008, excluding general and administrative – related parties, totaled $209,284 and $326,840, respectively.

Accounts payable and other liabilities totaled $114,129 and $2,151,546, as of March 31, 2009 and 2008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements until termination of the Partnership.

Accrued interest payable as of March 31, 2009 and 2008 was $0 and $1,904,958, respectively.  Accrued interest payable represented the accrued interest on all mortgage loans, which include primary and secondary loans.

For a discussion of contingencies that affected certain Local Partnerships, see Results of Operations of Certain Local Partnerships below.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of Properties in which the Partnership owned direct and indirect interests, see Note 10 in Item 8.

Discontinued Operations
For a discussion of discontinued operations, see Note 13 in Item 8.

Off-Balance Sheet Arrangements

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

Basis of Accounting

On December 31, 2008, the Partnership sold its last remaining investment in subsidiary partnerships.  The Partnership is in the process of winding down its operations.  To fairly present the financial position of the Partnership, management has prepared the March 31, 2009 financial statements using the liquidation basis of accounting.  The remaining assets were written down to their estimated net realizable value of approximately $2,513,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $118,000.  Management plans to distribute the remaining assets after all remaining expenses and accrued expenses have been settled.  The accompanying financial statements for the year ended March 31, 2008 is presented on the accrual basis of accounting.

Property and Equipment

Property and equipment to be held and used were carried at cost which included the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment was depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance were charged to expense as incurred; major renewals and betterments were capitalized.  At the time property and equipment were retired or otherwise disposed of, the cost and accumulated depreciation were eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition was reflected in earnings.  The Partnership complied with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). A loss on impairment of assets was recorded when management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis were below depreciated cost. Property investments themselves were reduced to estimated fair value (generally using discounted cash flows) when the Property was considered to be impaired and the depreciated cost exceeded estimated fair value.  During the year ended March 31, 2009, the Partnership did not record any loss on impairment of fixed assets.  Through March 31, 2009, the Partnership recorded approximately $15,022,000 as a loss on impairment of fixed assets.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the Notes in Item 8.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.  See Notes 10 and 12 in Item 8 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  As of March 31, 2009, the Partnership has sold all twenty-seven of its remaining investments.

Revenue Recognition

Rental income was earned primarily under standard residential operating leases and was typically due the first day of each month, but varied by Property due to the terms of the tenant leases. Rental income was recognized when earned and charged to tenants’ accounts receivable if not received by the due date. Rental payments received in advance of the due date were deferred until earned. Rental subsidies were recognized as rental income during the month in which it was earned.

Other revenues are recorded when earned and consist of the following items:  interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at the Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$56,908	$155,808
Other	4,150	10,233
Total other revenue	$61,058	$166,041
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$17,074	$69,324
Other	91,972	253,544
Total other revenue	$109,046	$322,868
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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The adoption of this FASB is not expected to have a material impact on the Partnership’s consolidated financial statements.

Results of Operations

The Partnership has disposed of all of its remaining assets.  Therefore, all operations have been discontinued.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership had mortgage notes that were payable in aggregate monthly installments including principal and interest at rates varying from 1% to 10.75% per annum.  The Partnership did not believe there was a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes had fixed rates.  The Partnership currently discloses in Item 8, Note 3, the fair value of the mortgage notes payable.  As of March 31, 2009, there are no mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Statement of Net Assets in Liquidation as of March 31, 2009 and Consolidated Balance Sheet as of March 31, 2008	20

	Consolidated Statements of Operations for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	21

	Consolidated Statement of Changes in Net Assets in Liquidation for the Period January 1, 2009 through March 31, 2009	22

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	23

	Consolidated Statements of Cash Flows for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	24

	Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Liberty Tax Credit Plus II L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated statement of net assets in liquidation (liquidation basis) of Liberty Tax Credit Plus II L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2009 and the related consolidated statement of changes in net assets in liquidation for the period from January 1, 2009 through March 31, 2009, and the consolidated statement of income, changes in partners’ deficit, and cash flows for the period ended April 1, 2008 through December 31, 2008 (the 2008 Fiscal Year).  In addition, we have audited the consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the year ended March 31, 2008 (the 2007 Fiscal Year). These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for two (2008 Fiscal Year) and six (2007 Fiscal Year) subsidiary partnerships whose income (losses) aggregated $775,942 and ($401,936) for the 2008 and 2007 Fiscal Years, respectively, and whose assets constituted 0% and 69% of the Partnership’s assets at March 31, 2009 and 2008, respectively, presented in the accompanying consolidated financial statements.  The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors. The financial statements for one (2007 Fiscal Year) of these subsidiary partnerships were unaudited.

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

As described in Note 1(a), the Partnership is currently in the process of winding up its operations.  The Partnership intends to distribute its available cash less costs to terminate.  As a result, the Partnership has changed its basis of accounting for periods subsequent to December 31, 2008 to a liquidation basis.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the accompanying consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Liberty Tax Credit Plus II L.P. and Subsidiaries as of March 31, 2009, the consolidated changes in its net assets in liquidation for the period from January 1, 2009 to March 31, 2009, the consolidated financial position as of March 31, 2008, and the results of their operations and their cash flows and for the year ended March 31, 2008 and for the period April 1, 2008 through December 31, 2008 in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
July 9, 2009

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

[Letterhead of WOLFE NILGES NAHORSKI]

INDEPENDENT AUDITORS' REPORT

To the Partners
Goodfellow Place Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheets of Goodfellow Place Limited Partnership as of December 31, 2008 and 2007, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodfellow Place Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed further in Note 13, the Partnership sold its rental property on December 31, 2008.  The Partnership then liquidated and terminated as of December 31, 2008.

Our report on our audits of Goodfellow Place Limited Partnership for 2008 and 2007 were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule of operating expenses is presented for purposes of additional analysis and are not a required part of the basic financial statements.  Such information for 2008 and 2007 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wolfe Nilges Nahorski
A Professional Corporation

March 19, 2009
St. Louis, Missouri

[Letterhead of Dickey, Wolf & Humbard, LLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Williamsburg Residential, L.P.

We have audited the balance sheets of Williamsburg Residential, L.P. (a Kansas Limited Partnership) as of December 31, 2008, and the related statements of income, partners' equity/(deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Williamsburg Residential, L.P. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dickey, Wolf & Humbard, LLC
Certified Public Accountants

Harrisonville, MO
March 6, 2009

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

/s/ Mayer Hoffman McCann P.C.
Chicago, Illinois
February 28, 2008

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF MARCH 31, 2009 AND
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008

	March 31,
	2009	2008

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Notes 2 and 4)	$0	$16,695,129
Cash and cash equivalents (Notes 2, 3 and 11)	1,111,330	3,307,869
Cash held in escrow (Notes 2, 3 and 5)	0	1,551,815
Deferred costs - less accumulated amortization (Notes 2 and 6)	0	753,830
Note receivable (Note 13)	1,400,000	0
Other assets	1,537	632,903

Total operating assets	2,512,867	22,941,546

Assets of discontinued operations (Note 12):
Property and equipment held for sale, net of accumulated depreciation (Note 4)	0	1,604,951
Net assets held for sale	0	225,690
Total discontinued assets	0	1,830,641

Total assets	$2,512,867	$24,772,187

LIABILITIES AND PARTNERS’ (DEFICIT ) CAPITAL AND NET ASSETS IN LIQUIDATION

Operating liabilities:
Mortgage notes payable (Notes 3 and 7)	$0	$25,744,882
Accounts payable and other liabilities	114,129	2,151,546
Accrued interest payable	0	1,904,958
Security deposit payable	0	197,467
Due to local general partners and affiliates (Note 8)	0	4,099,138
Due to general partners and affiliates (Note 8)	4,000	1,428,228
Due to selling partners	0	892,500

Total operating liabilities	118,129	36,418,719

Liabilities of discontinued operations (Note 12):
Mortgage notes payable of assets held for sale (Note 7)	0	1,803,564
Net liabilities held for sale (including (loss) gain on sale of properties and minority interest)	0	900,578
Total discontinued liabilities	0	2,704,142

Total liabilities	118,129	39,122,861

Minority interests (Note 2)	0	(8,094)

Commitments and contingencies (Notes 8 and 11)

Partners’ (deficit) capital
Limited partners ( 115,917.5 BACs issued and outstanding) (Note 1)	0	(26,439,216)
General partners	0	12,096,636

Total partners’ (deficit) capital	0	(14,342,580)
Net assets in liquidation	$2,394,738	$0
Total liabilities and partners’ (deficit) capital		$24,772,187

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period April 1, 2008 through December 31, 2008*	For the Year Ended March 31, 2008*

Operations:
Revenues
Other (Note 11)	$61,058	$166,041
Total revenues	61,058	166,041
Expenses
General and administrative	209,284	326,840
General and administrative-related parties (Note 8)	40,464	453,369
Total expenses	249,748	780,209
Loss from operations	(188,690)	(614,168)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and gain (loss) on sale of properties) (Note 12)	16,207,742	(4,339,581)
Net income (loss)	$16,019,052	$(4,953,749)
Loss from operations – limited partners	$(186,804)	$(608,026)
Income (loss) from discontinued operations (including minority interest and gain (loss) on sale of properties) – limited partners	16,045,665	(4,296,186)
Net income (loss) – limited partners	$15,858,861	$(4,904,212)
Number of BACs outstanding	115,917.5	115,917.5
Loss from operations per BAC	$(1.61)	$(5.25)
Income (loss) from discontinued operations (including minority interest and gain (loss) on sale of properties) per BAC	138.42	(37.06)
Income (loss) per BAC	$136.81	$(42.31)
* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN NET ASSETS IN LIQUIDATION
FOR THE PERIOD JANUARY 1, 2009 THROUGH MARCH 31, 2009

Net assets in liquidation at January 1, 2009	$1,016,721
Increase in liquidation value of note receivable	1,400,000
Decrease in due to general partners and affiliates	(4,000)
Decrease in other revenues	11,288
Decrease in general and administrative expenses	(29,271)
Net assets in liquidation at March 31, 2009	$2,394,738
Limited Partners Share:
Increase in net assets in liquidation per limited partner unit	$1,378,017
Number of units outstanding	$115,917.5
Decrease in net assets in liquidation per limited partner unit	$11.89
See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

	Total	Limited Partners	General Partners

Partners’ (deficit) capital – April 1, 2007	$(9,176,715)	$(20,516,475)	$11,339,760
Contribution – write-off of partnership management fees related to sold properties	750,312	0	750,312
Contribution – write-off of related party debt	66,389	0	66,389
Distributions	(1,028,817)	(1,018,529)	(10,288)
Net loss	(4,953,749)	(4,904,212)	(49,537)
Partners’ (deficit) capital – March 31, 2008	$(14,342,580)	$(26,439,216)	$12,096,636
Contribution – write-off of partnership management fees related to sold properties	1,126,618	0	1,126,618
Contribution – write-off of related party debt	47,500	0	47,500
Distributions	(1,833,869)	(1,815,534)	(18,335)
Net loss for the period April 1, 2008 through December 31, 2008	16,019,052	15,858,861	160,191
Partners’ (deficit) capital – December 31, 2008	$1,016,721	$(12,395,889)	$13,412,610

See accompanying notes to consolidated financial statements.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	For the Period April 1, 2008 through December 31, 2008	Year Ended March 31, 2008

Net income (loss)	$16,019,052	$(4,953,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of properties	(17,271,460)	2,151,576
Forgiveness of indebtedness income	0	(568,000)
Depreciation and amortization	1,111,323	2,141,550
Minority interest in loss of subsidiaries	(697,149)	(162,767)
Decrease in cash held in escrow	257,379	219,289
Increase in other assets	(68,524)	(55,969)
Increase in accounts payable and other liabilities	472,274	330,584
Increase (decrease) in accrued interest payable	33,290	(973,362)
Decrease in security deposits payable	(14,661)	(39,811)
Increase in due to local general partners and affiliates	395,860	1,260,558
Decrease in due to local general partners and affiliates	0	(205,498)
Increase (decrease) in due to general partners and affiliates	(195,713)	(12,887)
Total adjustments	(15,977,381)	4,085,263
Net cash provided by (used in) operating activities	41,671	(868,486)
Cash flows from investing activities:
Proceeds from sale of properties	2,319,526	2,775,487
Cost paid relating to sale of properties	(301,721)	0
Increase in cash held in escrow	(63,816)	(5,171)
Improvements to property and equipment	(268,862)	(567,252)
Net cash provided by investing activities	1,685,127	2,203,064
Cash flows from financing activities:
Repayments of mortgage notes	(2,062,090)	(1,488,108)
Increase in due to selling partner	6,041	7,500
Distributions	0	(1,018,529)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(14,752)	0
Net cash used in financing activities	(2,070,801)	(2,499,137)
Net decrease in cash and cash equivalents	(344,003)	(1,164,559)
Cash and cash equivalents at beginning of period	3,311,185	4,475,744
Cash and cash equivalents at end of period**	$2,967,182	$3,311,185
Supplemental disclosure of cash flows information: Cash paid during the year for interest	$943,295	$1,795,430

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(continued)

	For the Period April 1, 2008 through December 31, 2008	Year Ended March 31, 2008
Summarized below are the components of the gain (loss) on sale of properties:
Proceeds from sale of properties – net	$(2,017,805)	$(2,775,487)
Decrease in property and equipment, net of accumulated depreciation	17,687,603	8,183,530
Decrease in deferred costs	523,846	517,173
(Increase) decrease in other assets	725,691	3,890,695
Decrease in cash held in escrow	1,554,825	666,463
Decrease in accounts payable and other liabilities	(2,619,563)	(268,820)
Decrease in accrued interest	(1,986,635)	(39,095)
Decrease in security deposits payable	(201,130)	(31,849)
Decrease in mortgage notes payable	(25,486,356)	(7,857,809)
Decrease in due to local general partners and their affiliates	(4,494,998)	(249,067)
Decrease in due to general partners and affiliates	(105,897)	(60,845)
Decrease in due to selling partners	(898,541)	0
Capital contribution – general partners	47,500	0
Increase in capitalization of consolidated subsidiaries attributable to minority interest	0	176,687
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$1,126,618	$795,312

**	Cash and cash equivalents, at end of period, includes cash and cash equivalents from discontinued operations of $0 and $3,316, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – General

Liberty Tax Credit Plus II L.P., a Delaware limited partnership (the “Partnership”), was organized on March 25, 1988, but had no activity until July 1, 1988 (which date is considered to be inception for financial accounting purposes). The Partnership had no operations until commencement of the public offering on July 20, 1988.

As of March 31, 2009, the Partnership has disposed of all twenty-seven of its original investments (see Note 10).

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

The Partnership’s business was to invest in other limited partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) owning leveraged low-income multifamily residential complexes (“Apartment Complexes”) that are eligible for the low-income housing tax credit (“Housing Tax Credit”) enacted in the Tax Reform Act of 1986, and to a lesser extent in Local Partnerships owning properties (“Rehabilitation Projects” and together with the Apartment Complexes, the “Properties”) that are eligible for the historic rehabilitation tax credit.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates (“BACs”), of which 120,000 have been registered with the Securities and Exchange Commission for sale to the public. The public offering was completed on January 9, 1989 with a total of 115,917.5 BACs sold and $115,917,500 of proceeds received by the Partnership.  The Partnership is in the process of winding down its operations having sold its last remaining investment in Local Partnership on December 31, 2008.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partners.

NOTE 2 – Summary of Significant Accounting Policies

a)  Basis of Accounting

On December 31, 2008, the Partnership sold its last remaining investment in subsidiary partnerships.  The Partnership is in the process of winding down its operations.  To fairly present the financial position of the Partnership, management has prepared the March 31, 2009 financial statements using the liquidation basis of accounting.  The remaining assets were written down to their estimated net realizable value of approximately $2,513,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $118,000.  Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled.  The accompanying financial statements for the year ended March 31, 2008 are presented on the accrual basis of accounting.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 0 and 9 subsidiary partnerships in which the Partnership was a limited partner for the years ended March 31, 2009 and 2008 (the 2008 and 2007 “Fiscal Years”), respectively.

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

The Partnership’s investment in each subsidiary partnership was equal to the respective subsidiary partners’ equity less minority interest capital, if any. Losses attributable to minority interests which exceeded the minority interest’s investment in a subsidiary partnership were charged to the Partnership. Such losses aggregated approximately $0 and $290,000 for the years ended March 31, 2009 and 2008, respectively. In consolidation, all subsidiary partnership losses were included in the Partnership’s capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

d)  Property and Equipment

Property and equipment to be held and used were carried at cost which included the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring such property and equipment. The cost of property and equipment was depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance were charged to expense as incurred; major renewals and betterments were capitalized. At the time property and equipment were retired or otherwise disposed of, the cost and accumulated depreciation were eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition was reflected in earnings.  The Partnership complied with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets was recorded when management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis were below depreciated cost.  Property investments themselves were reduced to estimated fair value (generally using discounted cash flows) when the Property was considered to be impaired and the depreciated cost exceeded estimated fair value.  During the year ended March 31, 2009, the Partnership did not record any loss on impairment of fixed assets.  Through March 31, 2009, the Partnership recorded a cumulative loss on impairments of approximately $15,022,000.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations.  Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale.  A gain or loss recognized on the disposal is disclosed in the notes to the financial statements.  Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes.  Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.  See Note 12 regarding discontinued operations.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  As of March 31, 2009, the Partnership has sold all twenty-seven of its remaining investments.  See Notes 10 and 12 regarding discontinued operations.

e)  Revenue Recognition

Rental income was earned primarily under standard residential operating leases and was typically due the first day of each month, but varied by Property due to the terms of the tenant leases.  Rental income was recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date were deferred until earned. Rental subsidies were recognized as rental income during the month in which it was earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at the Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$56,908	$155,808
Other	4,150	10,233
Total other revenue	$61,058	$166,041
* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$17,074	$69,324
Other	91,972	253,544
Total other revenue	$109,046	$322,868
* Reclassified for comparative purposes.

f)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, were considered selling and offering expenses.  These costs were charged directly to limited partners’ capital.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

g)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

h)  Loss Contingencies

The Partnership recorded loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluated a potential environmental liability independently from any potential claim for recovery.

i)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j)  New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The adoption of this FASB is not expected to have a material impact  on the Partnerships the consolidated financial statements.

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
During the first quarter of 2008, we adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

	At March 31, 2009		At March 31, 2008
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
ASSETS:
Note receivable	$1,400,000	$1,400,000	$0	$0

	At March 31, 2009		At March 31, 2008
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$0	$0	$27,548,446	$27,548,446

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives from operating assets were as follows:

	March 31,		Estimated Useful Lives (Years)
	2009	2008

Land	$0	$3,928,356	-
Building and improvements	0	39,657,511	15 to 40
Other	0	2,654,192	5 to 15
	0	46,240,059
Less: Accumulated depreciation	0	(29,544,930)
	$0	$16,695,129

The initial cost to the Partnership included $6,955,050 of acquisition fees paid or accrued to the General Partners, $1,606,014 of acquisition expenses and $7,015,991 of capitalized interest.

In connection with the rehabilitation of the Properties, the subsidiary partnerships incurred developer’s fees of $20,563,695 to the local general partners and affiliates. Such fees were included in the cost of property and equipment.

There was no depreciation expense from operations for the years ended March 31, 2009 and 2008.

During the 2008 and 2007 Fiscal Years, there were write-offs of accumulated depreciation in the amounts of $31,668,837 and $8,266,357, respectively, all of which were related to the discontinued assets.

The components of property and equipment held for sale and their estimated useful lives from discontinued assets were as follows:

	March 31,		Estimated Useful Lives (Years)
	2009	2008

Land	$0	$673,429	-
Building and improvements	0	2,174,086	15 to 40
	0	2,847,515
Less: Accumulated depreciation	0	(1,242,564)

	$0	$1,604,951

Depreciation expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $881,341 and $2,106,302, respectively.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operating assets was restricted and consisted of the following:

	March 31,
	2009	2008

Real estate taxes, insurance, reconstruction and other	$0	$252,773
Reserve for replacements	0	1,082,570
Tenant security deposits	0	216,472

	$0	$1,551,815

Cash held in escrow from discontinued assets was restricted and consisted of the following:

	March 31,
	2009	2008

Real estate taxes, insurance, reconstruction and other	$0	$173,501
Reserve for replacements	0	4,505
Tenant security deposits	0	18,567

	$0	$196,573

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operating assets were as follows:

	March 31,
	2009	2008	Period

Financing expenses	$0	$1,025,163	*
Less: Accumulated amortization	0	(271,333)

	$0	$753,830

* Over the life of the respective mortgages

There was no amortization expense from operations for the years ended March 31, 2009 and 2008.

During the years ended March 31, 2009 and 2008, there were decreases in deferred costs of $1,075,092 and $613,584 and decreases in accumulated amortization of $551,244 and $96,411, respectively, all of which were related to discontinued assets.

Amortization expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $229,982 and $35,248, respectively.

NOTE 7 – Mortgage Notes Payable

Mortgage notes payable amounted to $0 and $25,744,882 at March 31, 2009 and 2008 respectively.  Mortgage notes payable for the discontinued liabilities at March 31, 2009 and 2008 was approximately $0 and $1,804,000, respectively.  Each subsidiary partnership’s mortgage note payable was collateralized by the land and buildings of the respective subsidiary partnership and the assignment of certain subsidiary partnerships’ rents and leases and was without further recourse.

Accrued interest payable at March 31, 2009 and 2008 was $0 and $1,904,958, respectively.  Accrued interest payable for the discontinued liabilities at March 31, 2009 and 2008 was approximately $0 and $48,000, respectively.  Interest accrued on all mortgage loans, which included primary and secondary loans.  Certain secondary loans had provisions such that interest was accrued but not payable until a future date.

Williamsburg Residential L.P. (“Williamsburg”)
During November 2007, Williamsburg discontinued payment of required principal and interest payments to the mortgage holder and the mortgage lender notified Williamsburg that it had failed to make required payments and the mortgage loan was due.  During December 2007, a real estate foreclosure action was initiated by the mortgage lender and agreed to among Williamsburg and the mortgage lender which required the sale of the property and equipment securing the mortgage loan.  In addition, a receiver was appointed by the court to provide management of the property until sale.  Williamsburg was sold on May 9, 2008 (see Note 10).

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

United – Glenarden I Limited Partnership (“Glenarden I”)
In 2007, HUD performed a review of the operations of Glenarden I and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $217,406.  HUD could have demanded payment of the mortgage.  The Local General Partner submitted an appeal but could not predict the outcome.  On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden I (see Note 10).

United – Glenarden II Limited Partnership (“Glenarden II”)
In 2007, HUD performed a review of the operations of Glenarden II and deemed certain expenses to be in excess of those allowable under the Mark-to-Market program, which resulted in a technical default of the second mortgage and a demand for payment of accrued interest totaling $288,505.  HUD could have demanded  payment of the mortgage.  The Local General Partner submitted an appeal but could not predict the outcome.  On October 21, 2008, the Partnership sold its limited partnership interest in Glenarden II (see Note 10).

NOTE 8 – Related Party Transactions

Related Party Fees

One of the General Partners had a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partners also had a minority interest in certain Local Partnerships.

The General Partners and their affiliates perform services for the Partnership.  The costs incurred to related parties from operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Partnership management fees (a)	$8,607	$235,994
Expense reimbursement (b)	31,857	217,375
Total general and administrative-related parties	$40,464	$453,369
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Local administrative fee (d)	$9,375	$15,816
Total general and administrative-General Partners	9,375	15,816
Property management fees incurred to Affiliates of the Local General Partners (c)	238,652	402,190
Total general and administrative-related parties	$248,027	$418,006

* Reclassified for comparative purposes.

(a)     The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  The partnership management fee, subject to the foregoing limitation, will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  During the year ended March 31, 2009 and 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $1,127,000 and $750,000, respectively, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $0 and $1,192,000 were accrued and unpaid as of March 31, 2009 and March 31, 2008.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(b)     The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements and asset monitoring fees owed to affiliates of the General Partners amounting to approximately $4,000 and $72,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

(c)     Property management fees incurred by subsidiary partnerships in operations amounted to $270,259 and $456,832 for the 2008 and 2007 Fiscal Years, respectively.  Of these fees $238,652 and $402,190 were incurred to affiliates of the Local General Partners, all of which were related to discontinued operations.

(d)     Liberty Associates, a special limited partner of the subsidiary partnerships, was entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(e)     Liberty Associates had a 1% interest as the special limited partner in each of the subsidiary partnerships.  Liberty Associates did not receive any cash distributions during both the 2008 and 2007 Fiscal Years.

(f)     During the years ended March 31, 2009 and 2008, two Local Partnerships (having common ownership) accrued or paid to its managing agent salary reimbursements and bookkeeping fees in the amount of $206,754 and $797,149, respectively.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partners and Liberty Associates received their allocable share of profits, losses and tax credits allocated by the Partnership and the Local Partnerships, respectively.

(g)    Due to Local General Partners and affiliates at March 31, 2009 and 2008 consists of the following:

	March 31,
	2009	2008

Operating advances	$0	$438,362
Development fee payable	0	2,354,644
Operating deficit advances	0	81,537
Management and other fees	0	1,224,595
	$0	$4,099,138

Advances to Local Partnerships

During the fiscal years ended March 31, 2009 and 2008, net advances to certain Local Partnerships by the General Partners amounted to $495,425 and $135,175, respectively.  During the fiscal years ended March 31, 2009 and 2008, $973,195 and $1,571,030 of previously advanced funds were written off as uncollectible and eliminated in consolidation.  As of March 31, 2009 and 2008, the amounts due to the General Partners from Local Partnerships totaled $0 and $477,770, respectively, and were recorded in due to general partners and affiliates on the consolidated balance sheets.

Due to General Partners and affiliates from the Local Partnerships consists of the following:

	March 31,
	2009	2008

Goodfellow Place Limited Partnership	$0	$477,770

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2009	2008

Financial statement
Net income (loss)	$16,019,052	$(4,953,749)

Difference resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(2,028,002)	(134,813)

Difference between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(236,238)	(307,766)

Difference between gain/loss on sale of properties reported for financial reporting purposes and income tax purposes	12,026,354	5,544,561

Losses allocated to minority interest for income tax purposes	0	0

Non-deductible loss on impairment of property	0	0
Difference resulting from forgiveness of related-party debt considered a General Partner contribution for financial purposes and income for tax purposes	1,126,618	750,312
Tax exempt interest earned	0	251,578
Other	2,151,406	360,532
Taxable net income as shown on the income tax return for the calendar year ended	$29,059,190	$1,510,655

NOTE 10 – Sale of Properties

As of March 31, 2009, the Partnership has disposed of all twenty-seven of its original investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership commenced the process of winding down its operations.  In accordance with the provisions of the Partnership Agreement, a cash distribution is expected to be made during 2009 from available cash less costs incurred to terminate the Partnership.

On December 31, 2008, the property and the related assets and liabilities of Goodfellow Place Limited Partnership (“Goodfellow”) were sold to an unaffiliated third party purchaser for a sales price of $1,693,436, which approximates the mortgage debt, accrued interest and other fees at the date of closing.  The sale resulted in a gain of approximately $798,000, resulting from the write-off of the deficit basis in property at the date of sale.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden I, L.P. (“Glenarden I”) to an unaffiliated third party purchaser for a sales price of $123,563, which consisted of a promissory note.  Such note had an optional prepayment with a discount of $50,843 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $8,547,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $8,474,000 at the date of the sale and the $73,000 received from the sale.

On October 21, 2008, the Partnership sold its limited partnership interest in United – Glenarden II, L.P. (“Glenarden II”) to an unaffiliated third party purchaser for a sales price of $235,294, which consisted of a promissory note.  Such note had an optional prepayment with a discount of $83,015 and was paid on December 19, 2008.  The sale resulted in a gain of approximately $7,555,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $7,403,000 at the date of the sale and the $152,000 received from the sale.

On October 6, 2008, the Partnership sold its limited partnership interest in Westminster Place II – Olive Site, L.P. (“Westminster”) to an affiliate of the Local General Partner for a sales price of $87,500.  The sale resulted in a loss of approximately $110,000 resulting from the write-off of the basis in the Local Partnership of approximately $198,000 at the date of the sale and the $87,500 received from the sale.

On May 9, 2008, in connection with foreclosure proceedings, the court sold the property and the related assets and liabilities of Williamsburg Residential, L.P. (“Williamsburg”) to its lender for a sales price of $1,971,927, which approximates the mortgage debt, accrued interest and other fees at the date of the closing.  The sale resulted in a gain of approximately $168,000 resulting from the write-off of the deficit basis in the property at the date of sale.

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
MARCH 31, 2009

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

NOTE 11 – Commitments and Contingencies

General

The Partnership is currently in the process of winding up its operations.  As of December 31, 2008, the Partnership has disposed of all twenty-seven original investments and its remaining net assets consist of cash, note receivable, interest receivable and operating liabilities at the Partnership level.  The realization of these assets and their liquidation does not require the Partnership to conduct any active business operations.

Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

NOTE 12 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2009, the Partnership disposed of all of its Local Partnerships.  As of March 31, 2008, Williamsburg was classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,
	2009	2008
Assets
Property and equipment – less accumulated depreciation of $0 and $1,242,564, respectively	$0	$1,604,951
Cash and cash equivalents	0	3,316
Cash held in escrow	0	196,573
Other assets	0	25,801
Total assets	$0	$1,830,641

Liabilities
Mortgage notes payable	$0	$1,803,564
Accounts payable and other	0	132,197
Accrued interest payable	0	48,387
Minority interest	0	719,994
Total liabilities	$0	$2,704,142

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2009, Williamsburg, Westminster, Goodfellow, Glenarden I and Glenarden II, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements.  For the year ended March 31, 2008, Church Lane, Victory and Whittier, which were sold during the year, Williamsburg, which was classified as an asset held for sale, and Glenarden I, Glenarden II, Westminster and Goodfellow, in order to present comparable results to the year ended March 31, 2009.  were all classified as discontinued operations on the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	For the Period April 1, 2008 through December 31, 2008*	For the Year Ended March 31, 2008*

Revenues
Rental income	$4,972,257	$8,268,561
Other (Note 2)	109,046	322,868
Forgiveness of indebtedness income (Note 10)	0	568,000
Gain (loss) on sale of properties (Note 10)	17,271,460	(2,151,576)
Total revenues	22,352,763	7,007,853
Expenses
General and administrative	964,363	1,826,289
General and administrative-related parties (Note 8)	248,027	418,006
Repairs and maintenance	2,141,370	3,119,333
Operating and other	502,284	869,786
Real estate taxes	391,529	545,437
Insurance	233,645	344,899
Financial, primarily interest	1,249,629	2,244,901
Depreciation and amortization	1,111,323	2,141,550
Total expenses	6,842,170	11,510,201
Income (loss) income before minority interest	15,510,593	(4,502,348)
Minority interest in loss of subsidiaries from discontinued operations	697,149	162,767
Total income (loss) from discontinued operations (including gain (loss) on sale of properties and minority interest)	$16,207,742	$(4,339,581)
Income (loss) – limited partners from discontinued operations (including gain (loss) on sale of properties and minority interest)	$16,045,665	$(4,296,186)
Number of BACs outstanding	115,917.5	115,917.5
Income (loss) from discontinued operations (including gain (loss) on sale of properties and minority interest) per BAC	$138.42	$(37.06)

Cash Flows from Discontinued Operations

	Years Ended March 31,
	2009	2008*

Net cash (used in) provided by operating activities	$(204,220)	$4,167,092
Net cash provided by (used in) investing activities	$1,593,005	$(16,959,611)
Net cash (used in) provided by financing activities	$(2,205,437)	$24,705,345

*	Reclassified for comparative purposes.

LIBERTY TAX CREDIT PLUS II L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 13 – Subsequent Event

In conjunction with the $2,500,000 note receivable from the December 12, 2006 sale of the property and the related assets and liabilities of Spring Creek Associates II, L.P. (“Spring Creek”), the Partnership initially did not expect to collect on the note and wrote-off the entire balance of this note during the year ended March 31, 2008. Subsequent to March 31, 2009, the Partnership sold the original note to an unaffiliated third party and on June 30, 2009 collected $1,400,000 on this note.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2009, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable

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

ROBERT L. LEVY, 43, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 38, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 48, is the Chief Executive Officer of Centerline and is responsible both for financial restructuring of real estate properties and directing Centerline’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Liberty Associates II L.P. held a 1% limited partnership interest in each Local Partnership.

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Credit Properties II L.P. 625 Madison Avenue New York, NY 10022	$500 capital contribution - directly owned	49%

General Partnership Interest in the Partnership	Liberty GP II, Inc. 625 Madison Avenue New York, NY 10022	$500 capital contribution - directly owned	49%

General Partnership Interest in the Partnership	Liberty Associates II L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution - directly owned	2%

BACs	Everest Housing Investors 2, LLC 199 S. Robles Avenue, Suite 200 Pasadena, CA 91101	6,328.75	5.5%

BACs	San Diego Gas & Electric Sempra Financial 101 Ash Street - HQ05D San Diego, CA 92101	10,588.75	9.1%

BACs	All directors and executive officers of the general partner of the Related General Partner (as a group three persons) 625 Madison Avenue New York, NY 10022

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

Item 14.  Principal Accounting Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q were $44,500 and $52,000, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $11,800 for both the years ended December 31, 2008 and 2007.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statements Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Statement of Net Assets in Liquidation as of March 31, 2009 and Consolidated Balance Sheet as of March 31, 2008	20

	Consolidated Statements of Operations for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	21

	Consolidated Statement of Changes in Net Assets in Liquidation for the Period January 1, 2009 through March 31, 2009	22

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	23

	Consolidated Statements of Cash Flows for the Period April 1, 2008 through December 31, 2008 and for the Year Ended March 31, 2008	24

	Notes to Consolidated Financial Statements	26

(a) 2.	Financial Statements Schedules

	All schedules have been omitted because they are not required or because the required information is contained in the financial statements and notes thereto.

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

LIBERTY TAX CREDIT PLUS II L.P.
(Registrant)

		By:	RELATED CREDIT PROPERTIES II L.P.,
a General Partner

			By:	Related Credit Properties II Inc.,
its general partner
Date:	July 20, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	July 20, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY GP II, INC.,
a General Partner
Date:	July 20, 2009
			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	July 20, 2009
			By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

and

		By:	LIBERTY ASSOCIATES II, L.P.,
a General Partner

			By:	Related Credit Properties II, Inc.,
a General Partner
Date:	July 20, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	July 20, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	Liberty GP II, Inc.,
a General Partner
Date:	July 20, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director
Date:	July 20, 2009
				By:	/s/ Andrew J. Weil
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
July 20, 2009

/s/ Andrew J. Weil Andrew J. Weil
President, Chief Executive Officer of Related Credit Properties II Inc., (general partner of each of Related Credit Properties II L.P. and Liberty Associates II, L.P., General Partners of Registrant) and Liberty GP II, Inc. (general partner of Liberty Associates II, L.P., a General Partner of Registrant)
July 20, 2009